Form 10-Q
period 1995-09-30
KRUPP CASH PLUS V LIMITED PARTNERSHIP
filed 1995-11-13
CIK 839427

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995

                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to


                Commission file number         0-18498


                    Krupp Cash Plus-V Limited Partnership


       Massachusetts                                       04-3021560
(State or other jurisdiction of                        (IRS employer
incorporation or organization)                         identification no.)

470 Atlantic Avenue, Boston, Massachusetts                     02210
(Address of principal executive offices)                   (Zip Code)


                              (617) 423-2233
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

                       PART I.  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                    KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                               BALANCE SHEETS


                                   ASSETS

                                                  September 30, December 31,
                                                       1995        1994

Real estate assets:
   Investment in Joint Venture (Note 2)           $23,434,995    $23,748,539
   Mortgage backed securities ("MBS")
      (Note 3)                                        928,433        984,565

      Total real estate assets                     24,363,428     24,733,104

Cash and cash equivalents                           2,216,547      2,665,531
Interest receivable and other assets                   27,691         38,469

      Total assets                                $26,607,666    $27,437,104



                      LIABILITIES AND PARTNERS' EQUITY

Total liabilities                                 $    57,370    $    16,535

Partners' equity (Note 4)

   Limited Partners
     (2,060,450 units outstanding)                 26,590,869     27,455,184
   General Partners                                   (40,573)       (34,615)

      Total Partners' equity                       26,550,296     27,420,569


Total liabilities and partners' equity            $26,607,666    $27,437,104

                   The accompanying notes are an integral
                      part of the financial statements.

                    KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                            STATEMENTS OF INCOME

                                         For the Three Months     For the Nine Months
                                         Ended September 30,     Ended September 30,
                                          1995        1994         1995       1994

Revenues:
  Partnership's share of Joint Venture
   net income (Note 2)                  $219,288    $175,645     $715,394  $476,041
  Interest income - MBS                   21,629      28,398       65,788    97,950
  Interest income - other                 34,108      24,947      102,598    67,640

       Total revenues                    275,025     228,990      883,780   641,631

Expenses:
  General and administrative
   (including reimbursements to
    affiliates of $14,646, $24,526,
    $43,937 and $73,576 respectively)     31,134      34,095       88,084   111,151
  Asset management fees to an
    affiliate                             36,310      36,572      107,794   109,211
  Amortization of organization costs        -           -            -        3,334

       Total expenses                     67,444      70,667      195,878   223,696

Net income                              $207,581    $158,323     $687,902  $417,935

Allocation of net income (Note 4):

Net income per Unit of
 Depositary Receipt (2,060,450
 Units outstanding)                     $    .10    $    .08     $    .33  $    .20

Corporate Limited Partner               $     10    $      8     $     33  $     20

General Partners                        $  2,076    $  1,583     $  6,879  $  4,179

                     The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                          STATEMENTS OF CASH FLOWS



                                                  For the Nine Months Ended
                                                          September 30,
                                                      1995         1994

Operating activities:
   Net income                                     $   687,902  $   417,935
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Amortization of organization costs                 -           3,334
      Amortization of MBS discount                       (583)     (11,127)
      Distributions from Joint Venture              1,028,938      851,793
      Partnership's share of Joint Venture net
         income                                      (715,394)    (476,041)
      Decrease in interest receivable
         and other assets                              10,778        6,823
      Increase in total liabilities                    40,835       13,124

               Net cash provided by operating
                  activities                        1,052,476      805,841

Investing activities:
   Principal collections on MBS                        56,715      662,609
   Purchase of short-term investment                 (977,406)        -
   Maturity of short-term investment                  977,406         -

               Net cash provided by investing
                  activities                           56,715      662,609

Financing activity:
   Distributions                                   (1,558,175)  (1,558,218)

Net decrease in cash and cash equivalents            (448,984)     (89,768)

Cash and cash equivalents, beginning of period      2,665,531    2,459,797

Cash and cash equivalents, end of period          $ 2,216,547  $ 2,370,029

                     The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS



1. Significant Accounting Policies

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Cash Plus-V Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information relevant to significant accounting policies followed by the Partnership.

   In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1995, its results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

   The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2. Investment in Joint Venture Partnership

   Condensed financial statements of the Joint Venture are as follows:

                          SPRING VALLEY PARTNERSHIP
                          CONDENSED BALANCE SHEETS

                                   ASSETS
                                            September 30,    December 31,
                                                1995             1994
   Property at cost                         $ 53,302,422     $53,129,983
   Less accumulated depreciation             (11,616,607)    (10,243,666)
                                              41,685,815      42,886,317

   Other assets                                1,491,473         955,221
      Total assets                          $ 43,177,288     $43,841,538

                      LIABILITIES AND PARTNERS' EQUITY

   Total liabilities                        $     97,853     $   133,768

   Partners' equity:
      The Partnership                         21,552,446      21,865,990
      Joint venture partners                  21,526,989      21,841,780

      Total partners' equity                  43,079,435      43,707,770

      Total liabilities and
      partners' equity                      $ 43,177,288     $43,841,538


                                 Continued

                    KRUPP CASH PLUS-V LIMITED PARTNERSHIP

2. Investment in Joint Venture, Continued

                          SPRING VALLEY PARTNERSHIP
                     CONDENSED STATEMENTS OF OPERATIONS

                            For the Three Months Ended  For the Nine Months Ended
                                   September 30,              September 30,
                               1995            1994          1995         1994
   Revenues                 $1,702,500     $1,397,012    $ 4,906,370  $ 4,462,351

   Property operating
      expenses                (797,736)      (592,579)    (2,099,774)  (2,164,641)

      Income before
         depreciation          904,764        804,433      2,806,596    2,297,710

   Depreciation               (465,310)      (452,436)    (1,372,941)  (1,343,718)

      Net income            $  439,454     $  351,997    $ 1,433,655  $   953,992

   Allocation of net income:

      The Partnership       $  219,288    $   175,646    $   715,394  $   476,041
      Joint Venture Partner    220,166        176,351        718,261      477,951

   Net income               $  439,454    $   351,997    $ 1,433,655  $   953,992

3. MBS

   At September 30, 1995, the Partnership's MBS portfolio had a market value of
   $990,000 and unrealized gains of $62,000.   The Portfolio's maturity dates
   range from 2016 to 2017.

4. Changes in Partners' Equity

   A summary of changes in Partners' Equity for the nine months ended September 30, 1995 is as follows:

                                              Corporate                 Total
                                              Limited     General     Partners
                              Unitholders     Partner     Partners    Equity
      Balance at
        December 31, 1994     $27,455,662     $(478)      $(34,615)   $27,420,569

      Net income                  680,990        33          6,879        687,902

      Distributions            (1,545,263)      (75)       (12,837)    (1,558,175

      Balance at
        September 30, 1995    $26,591,389     $(520)      $(40,573)   $26,550,296

                    KRUPP CASH PLUS-V LIMITED PARTNERSHIP




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
   The Partnership's sources of liquidity are derived from the distributions it receives from its investment in Spring Valley and the interest and principal collections on its MBS.

   Throughout 1994 management attracted strong national tenants to the Spring Valley Marketplace by agreeing to fund buildouts for some tenants. As a result, operations at the mall have exhibited stabilized growth, and the Partnership has benefitted from increased distributions received from the Marketplace. Management expects that the stabilized performance of the mall will enable the Marketplace to continue as a strong contributor to the Partnership's liquidity.

  Distributions in 1993 and 1994 were partly funded by liquidity provided by the MBS in the form of prepayments. As this prepayment trend slows the Partnership's capital resources are affected. Although higher distributions received from the Marketplace have somewhat offset the reduced liquidity from the MBS, the
Partnership may have to periodically adjust its distributions as a result of the lower MBS payments.

KRUPP CASH PLUS-V LIMITED PARTNERSHIP



Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the nine months ended September 30, 1995 and from inception to September 30, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate Supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income or as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                       (In $1,000's except per Unit amounts)
                                       For the nine months   Inception to
                                       Ended September 30,   September 30,
                                               1995              1995

Distributable Cash Flow:

Net income for tax purposes                  $  861             $ 6,109

Items not requiring or (not providing)
   the use of operating funds:

      Amortization of organization costs       -                     50
      Distributions from joint venture        1,029               9,027
      Partnership's share of joint venture
         taxable net income                    (889)             (5,953)

Total Distributable Cash Flow ("DCF")        $1,001             $ 9,233

   Limited Partners' Share of DCF            $  991             $ 9,141

   Limited Partners' Share of DCF
      per Unit                               $  .48             $  4.44(c)

   General Partners' Share of DCF            $   10             $    92

Net Proceeds from Capital Transactions:

   Principal collections on MBS, net of
      discount amortization                  $   56             $ 4,440

Distributions:

   Limited Partners                          $1,541(a)          $14,976(b)

   Limited Partners' Average per Unit        $  .75(a)          $   7.27(b)(c)

   General Partners                          $   10(a)          $    92(b)

      Total Distributions                    $1,551(a)          $15,068(b)

(a) Represents distributions paid in 1995, except the February, 1995 distribution, and includes an estimate of the November, 1995 distribution.
(b)  Includes an estimate of the November, 1995 distribution.
(c) Limited Partners average per Unit return of capital as of November, 1995 is $2.83 = ($7.27 - $4.44)
KRUPP CASH PLUS-V LIMITED PARTNERSHIP




Operations

       The Marketplace experienced an increase in net income for the three and nine months ended September 30, 1995 as compared to the same period in 1994. Income increased at the Marketplace due to increased occupancy during the three and nine months ended September 30, 1995 as compared to the same period in 1994.

       The increase in Partnership revenue for the three and nine months ended September 30, 1995 as compared to the same period in 1994 is primarily due to increased net income from the Marketplace. For the three and nine months ended September 30, 1995 as compared to the same period in 1994, the Partnership realized a decrease in MBS interest income which was offset by an increase in interest received on other short term investments. The decrease in MBS interest income is the result of the slowing of the prepayments that were experienced in the first half of 1994.

       The Partnership's general and administrative expenses have decreased for the three and six months ended of 1995 as compared to a same period in 1994 due to a reduction in investor service costs.

                    KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                         PART II - OTHER INFORMATION




Item 1.    Legal Proceedings
           Response:  None

Item 2.    Changes in Securities
           Response:  None

Item 3.    Defaults upon Senior Securities
           Response:  None

Item 4.    Submission of Matters to a Vote of Security Holders
           Response:  None

Item 5.    Other Information
           Response:  None

Item 6.    Exhibits and Reports on Form 8-K
           Response:  None

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Krupp Cash Plus-V Limited Partnership
                                             (Registrant)



                                     BY:  /s/Marianne Pritchard
                                          Marianne Pritchard
                                          Treasurer and Chief Accounting
                                          Officer of Krupp Plus Corporation, a
                                          General Partner



DATE: October 30, 1995