Form 10-K
period 1995-12-31
KRUPP CASH PLUS V LIMITED PARTNERSHIP
filed 1996-03-29
CIK 839427

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-K

   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended   December 31, 1995

                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from                  to

   Commission file number                 0-18498
   Krupp Cash Plus-V Limited Partnership
   (Exact name of registrant as specified in its charter)

   Massachusetts                                               04-3021560
   (State or other jurisdiction of (IRS Employer incorporation or organization) Identification No.)

   470 Atlantic Avenue, Boston, Massachusetts              02210
   (Address of principal executive offices)                (Zip Code)

   (Registrant's telephone number, including area code)        (617)  423-2233

   Securities registered pursuant to Section 12(b) of the Act:    None

   Securities registered pursuant to Section 12(g) of the Act:
   Depositary Receipts representing Units of Limited Partner Interests

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for  the past 90 days.  Yes   X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

   Aggregate market value of voting securities held by non-affiliates: Not applicable, since securities are nonvoting.

   Documents incorporated by reference: See Part IV, Item 14b on pages 9-10 of this report.

   The exhibit index is located on pages 9-10.

                                      PART I

   ITEM 1.  BUSINESS

      Krupp Cash Plus-V Limited Partnership (the "Partnership") was formed on August 22, 1988 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. Krupp Plus Corporation and Krupp Company Limited Partnership-VI were the original General Partners of the
   Partnership. On March 15, 1995, Krupp Plus Corporation withdrew as General Partner from the Partnership and assigned its rights, title and interest in the Partnership to Krupp Company Limited Partnership-VI.
   Krupp Depositary Corporation is the Corporate Limited Partner. For details see Note A to Financial Statements included in Appendix A of this report.

      On March 3, 1989 the Partnership commenced the marketing and sale of Depositary Receipts ("Units") and raised $41,203,189 from this public offering. The Partnership invested the net proceeds from the offering in Spring Valley Partnership ("Joint Venture") and mortgage-backed securities ("MBS") issued or originated by the Federal Home Loan Mortgage Corporation ("FHLMC"). The Partnership considers itself to be engaged only in the industry segment of investment in real estate and related assets.

      The Partnership's retail real estate investment is subject to seasonal fluctuations, as net income may vary somewhat from quarter to quarter based upon changes in utility consumption, seasonal maintenance expenditures and changes in rental income which are based upon a percentage of gross receipts of retail tenants. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in the area where the Partnership's real estate investment is located, real estate tax rates, operating expenses, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations have not had an adverse effect on the Partnership's operations to date, and no adverse effect therefrom is anticipated in the future.

      The Partnership's investment in retail real estate is also subject to such risks as (i) competition from existing and future projects held by other owners in the locations of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, the financial failure of a tenant or the inability of retail tenants to achieve gross sales at a level sufficient to provide for additional rental income based on a percentage of sales, (iii) possible adverse changes in general economic and local conditions, such as competitive over-building, increases in unemployment, or adverse changes in real estate zoning laws, and (iv) other circumstances over which the Partnership may have little or no control.

      As of December 31, 1995, there were two people employed on-site by the Joint Venture.

   ITEM 2.  PROPERTY

      As of December 31, 1995, the Partnership has an unleveraged joint venture investment in a shopping center with 314,673 square feet of leasable space. Additional detailed information with respect the property is contained in Note D to the Financial Statements as well as the Separate Financial

   Statements and Schedule III for Spring Valley Partnership which are included in Item 8 (Appendix A) to this report.

      A summary of the Partnership's real estate investments is presented below.

                                                  Average Occupancy
                                                  Current Leasable         Year Ended
                                        Year of   Square Footage/          December 31,
               Description            Acquisition      Units        1995  1994  1993  1992 1991

               Spring Valley
               Marketplace               1988         314,673        98%   96%  95%   95%   95%

   There are no present plans for major improvements or developments of the unleveraged real estate. Only improvements necessary to keep the property competitive in its respective market were completed in 1995 and are expected to continue in the next year.

   ITEM 3.  LEGAL PROCEEDINGS

               None

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.
                                     Part II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There currently is no established trading market for the Units.

      The number of investors holding Units as of December 31, 1995 is approximately 2,865.

      The  Partnership   made  the   following  distributions,  in   quarterly
   installments, during the two years ended December 31, 1995 and 1994:

                                                  1995                   1994
                                                      Average                 Average
                                            Amount    Per Unit    Amount      Per Unit
              Limited Partners:

               Unitholders                $2,060,350    $1.00   $2,064,585     $1.00

               Corporate Limited Partner         100    $1.00          100     $1.00

              General Partners                17,139                11,965

                                          $2,077,589            $2,076,650

      One of the objectives of the  Partnership is to generate cash  available
   for distribution.   However, there is  no assurance  that future operations
   will continue to generate cash available for distribution.

   ITEM 6.  SELECTED FINANCIAL DATA

   The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 (Appendix A) of this report, respectively.

                               Year ended December 31,
                                 1995         1994         1993          1992          1991

   Revenues                  $ 1,130,856  $  896,048   $   935,592   $ 1,017,946   $ 1,217,652
   Net income                    887,535     603,140       571,567       699,062       895,263
   Net income allocated
    to Partners:
        Unitholders              878,617     597,080       565,824       692,037       886,267
        (Avg. per Unit)             (.43)       (.29)         (.27)         (.34)         (.43)
        Corporate Limited
         Partner                      43          29            27            34            43
        General Partners           8,875       6,031         5,716         6,991         8,953

   Total assets at
    December 31,              26,240,244  27,437,104    28,896,948    30,400,262    32,402,086

   Distributions to Partners:

        Unitholders            2,060,350   2,064,585     2,058,935     2,680,726     3,263,020
        (Avg. Per Unit)           (1.00)(a)   (1.00)(a)     (1.00)(a)     (1.30)(a)     (1.58)(a)
        Corporate Limited
         Partner                    100          100           100           130           159
        General Partners         17,139       11,965        12,999        14,366        20,132


   (a)  For the  periods ended  1995, 1994,  1993, 1992  and 1991 the  Limited
        Partners' Average per  Unit return of  capital was  $.30, $.28,  $.39,
        $.00 and $.38, respectively.

   The Partnership completed its public offering  during the first quarter  of
   1991,  therefore, the selected financial data for 1995, 1994, 1993 and 1992
   is not comparable  to prior periods.   In addition, the  selected financial
   data for  1995, 1994, 1993  and 1992 is  not necessarily  indicative of the
   Partnership's future operations.

   ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

   Liquidity and Capital Resources

   The Partnership's sources of liquidity are derived from the distributions it receives from its investment in the Joint Venture (Spring Valley
   Marketplace) and the interest and principal collections on its MBS and other investments.

   Over the last two years, Spring Valley Marketplace has been a strong contributor to the Partnership's liquidity after experiencing some retail difficulties in 1992 and 1993. Revenues at the Marketplace have steadily increased since 1992 as strong national tenants have positively impacted the shopping center. As a result, management expects operations at the shopping center to exhibit stabilized growth for the near future.

   Liquidity provided by  the MBS during  the current year has  come primarily from interest income as  principal prepayments have decreased significantly
   from the   principal amounts received  in 1994 and  1993.   During 1994 and
   1993,  prepayments   were  significant  due  to   the  low  interest   rate
   environment.  The liquidity provided by  the principal prepayments has been used  to  fund  distributions, which  has resulted  in  a reduction  of the
   Partnership's capital resources.

   The Partnership holds MBS that are guaranteed by  the Federal Home Mortgage
   Corporation ("FHLMC").   The principal  risks with respect  to MBS are  the
   credit worthiness of FHLMC, and the risk  that the current value of any MBS may decline as  a result of changes in  market interest rates. The  General
   Partners believe  that this  risk  is minimal  due  to  the fact  that  the
   Partnership has the ability to hold these securities to maturity.

   The  most  significant  demands  on  the  Partnership's  liquidity  are the
   quarterly  distributions.    Distributions  are  funded  by  MBS  principal
   prepayments,  distributions received  from  the  Joint Venture  and working
   capital  reserves.   Due to the  decrease in MBS  principal prepayments and
   its effect  on the  Partnership's liquidity,  the Partnership  may need  to
   periodically adjust  the  distribution  rate.   Therefore,  sustaining  the
   distribution rate  is mainly dependent upon  the future  performance of the
   Joint Venture.

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds From Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

   Shown below  is the  calculation of Distributable  Cash Flow  and Net  Cash
   Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the year ended December 31, 1995 and for the period from inception to December 31, 1995:

                               (Rounded  to  $1,000   except  per   Unit amounts)
                                                    For the Year            Inception to
                                                 Ended December 31,         December 31,
                                                        1995                    1995
            Distributable Cash Flow:

            Net income for tax purposes                 $ 1,143             $ 6,391

            Items not requiring, providing or
               (not providing) the use of
               operating funds:
               Amortization of organization costs          -                     50
               Distributions from S.V. Partnership        1,468               9,466
               Partnership's share of S.V.
                  Partnership taxable net income         (1,163)             (6,227)

            Total Distributable Cash Flow ("DCF")       $ 1,448             $ 9,680

               Limited Partners' Share of DCF           $ 1,434             $ 9,584

               Limited Partners' Share of DCF
                  per Unit                              $   .70             $  4.66

               General Partners' Share of DCF           $    14             $    96

            Net Proceeds from Capital Transactions:

               Principal collections on MBS, net        $    69             $ 4,453

            Distributions:
               Limited Partners                         $ 2,061(a)          $15,496(b)
               Limited Partners' Average per Unit       $  1.00(a)          $  7.52(b)(c)
               General Partners                         $    17(a)          $    99(b)

                 Total Distributions                      2,078(a)           15,595(b)

   (a) Represents all distributions paid in 1995 except the February 1995 distribution, and includes an estimate of the distribution to be paid in February 1996.
   (b)    Includes estimate of the distribution to be paid in February 1996.
   (c) Limited Partners Average per Unit return of capital as of February 1996 is $2.86 ($7.52 - $4.66)

   Operations

   1995 compared to 1994

   Overall, distributable cash flow, as defined in the Partnership Agreement, decreased from 1994 to 1995 primarily due to the decrease in distributions received from the Joint Venture.

   The Partnership's revenues have increased from 1994 to 1995 because of the increased net income generated by the Marketplace. MBS interest income decreased in 1995 when compared to 1994 due to the overall reduction in MBS principal. This decrease was offset by an increase in interest received from the Partnership's other short-term investments.

   The Marketplace experienced a significant increase in net income from 1994 to 1995. The increase in the Marketplace rental revenues from 1994 to 1995 is primarily due to an increase in reimbursable tenant billings derived from increases in real estate taxes. Also, base rent increased slightly due to the increase in rental rates and the stable occupancy maintained at the property throughout the year. Interest income increased due to the Marketplace's increased investment in commercial paper.

   In comparing 1995 to 1994, operating expenses at the Marketplace decreased significantly, primarily due to management's efforts to reduce general and administrative expenses. These savings were partially offset by increases in maintenance expenses primarily from the resurfacing of the parking lot, and depreciation expense, due to tenant improvements during 1995 and 1994.

   1994 compared to 1993

   The Partnership realized an increase in net income from 1993 to 1994 which can be attributed to a decrease in expenses of the Partnership.

   The Partnership's share of Joint Venture net income increased from 1993 to 1994. However, the Partnership realized a decrease in MBS interest income which was somewhat offset by an increase in interest received on other short-term investments. The decrease in MBS interest income is due to the high amount of principal prepayments received throughout 1993 and the first half of 1994.

   Expenses decreased for the Partnership from 1993 to 1994. This decrease is largely attributable to a one-time adjustment for an underaccrual of asset management fees that occurred in the first quarter of 1993.

   The Marketplace's increase in net income from 1993 to 1994 can be attributed to management's success in attracting strong national tenants as well as an increase in occupancy over 1993. The property also received a tax refund for prior years due to a reassessment of the property tax base by the taxing authorities. However, the decrease in taxes was somewhat offset by an increase in depreciation due to the tenant improvements which took place in 1993.

   General

   In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

   In assessing the impairment of the underlying real estate owned by the Joint Venture, the General Partners routinely perform market and growth studies combined with periodic appraisals of the underlying property. If the General Partners believe that there is impairment in value, a provision to write down the investment to fair value will be charged against income. At this time, the General Partners do not believe that any asset of the Partnership is significantly impaired.

   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Appendix A to this report.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
                                     PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Partnership has no directors or executive officers. Information as to the directors and executive officers of Krupp Company Limited Partnership-VI, which is the General Partner of the Partnership, and Krupp Plus-II Corporation, which is the General Partner of Krupp Company Limited Partnership-VI, is as follows:

                                    Position with
         Name and Age               Krupp Plus-II Corporation

         Douglas Krupp (49)         Co-Chairman of the Board

         George Krupp (51)          Co-Chairman of the Board

         Laurence Gerber (39)       President

         Robert A. Barrows (38)     Treasurer

      Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of Berkshire Realty Company, Inc. (NYSE-BRI). George Krupp is Douglas Krupp's brother.

      George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for more than $4 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.

      Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as President and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and Corporate Controller of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11.  EXECUTIVE COMPENSATION

   The Partnership does not have any directors or executive officers.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of December 31, 1995 no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

   The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Partnership does not have any directors, executive offices or nominees for election as director. Additionally, as of December 31, 1995 no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership s outstanding Units.

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)         1.    Financial Statements  - see Index to Financial Statements
                     included under Item 8, Appendix A, on page F-2 of this report.

               2. Financial Statement Schedules - all schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

               3. Separate Financial Statements - as required by Rule 3-09 of Regulation S-X the financial statements and schedule for Spring Valley Marketplace (Joint Venture) are included under Item 8, Appendix A on pages F-13 through F-24.

   (b)Exhibits:

               Number and Description
               Under Regulation S-K

               The following reflects all  applicable Exhibits required  under
               Item 601 of Regulation S-K:

               (4) Instruments defining the rights of security holders including indentures:

                     (4.1) Agreement of Limited Partnership dated as of February 23, 1989 [Exhibit A to Prospectus included in Amendment No. 2 of Registrant's Registration Statement on Form S-11 dated March 1, 1989 (File No. 33-24181)].*

                     (4.2) Subscription Agreement Specimen [Exhibit D to Prospectus included in Amendment No. 2 of Registrant's Registration Statement on Form S-11 dated March 1, 1989 (File No. 33-24181)].*

                     (4.3) First Amendment to and Restatement of Certificate of Limited Partnership filed with the Massachusetts Secretary of State on February 22, 1989 [Exhibit 4.4 to Prospectus included in Amendment No. 2 of Registrant's Registration Statement on Form S-11 dated March 1, 1989 (File No. 33-24181)].*

                     (4.4) Krupp Sponsored IRA New Investor Application [Exhibit 4.5 to Prospectus included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated November 30, 1988] (File No. 33-24181).*

               (10)  Material Contracts:

                     Spring Valley Marketplace

                     (10.1) Purchase and Sale Agreement dated November 14, 1988 between Krupp Realty Company Limited Partnership, now known as Berkshire Realty Enterprises L.P. ("BRE"), ("Buyer") and Valley
                             Associates, Ltd. ("Seller"). [Exhibit 10.1 to Registrant's Report of Form 10-Q for the Quarter Ended September 30, 1989 (File No. 33-24181)].*

                     (10.2) Assignment of Agreement dated December 13, 1988 by and between Spring Valley Partnership ("Assignee") and BRE ("Assignor"). [Exhibit 10.2 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1989 (File No. 33-24181)].*

                     (10.3) Spring Valley Partnership - Partnership Agreement dated December 13, 1988 by and among Krupp Cash Plus-V Limited Partnership and BRE [Exhibit 10.5 to Prospectus in Amendment No. 2 of Registrant's Registration Statement on Form S-11 dated March 1, 1989 (File No. 33-24181)].*

                     (10.4) Bargain and Sale Deed dated December 13, 1988 between Spring Valley Partnership ("Grantee") and BRE ("Grantor") [Exhibit 10.3 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1989 (File No. 33-24181)].*

                     (10.5) Additional Sales Price Agreement dated December 13, 1988 between Krupp Cash Plus-V Limited Partnership and BRE [Exhibit 10.6 to Prospectus in Amendment No. 2 of Registrant's Registration Statement on Form S-11 dated March 1, 1989 (File No. 33-24181)].*

                     (10.6) Property Management Agreement dated December 16, 1988 between Spring Valley Partnership ("Owner") and BRE ("Agent") [Exhibit 10.7 to Prospectus in Amendment No. 2 of Registrant's Registration Statement on Form S-11 dated March 1, 1989 (File No. 33-24181)].*

    *            Incorporated by reference.

   (c)           Reports on Form 8-K

                     During the last quarter of the fiscal year ended December 31, 1995, the Partnership filed no reports on Form 8-K.

                                    SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1996.

                           KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                           By: Krupp Company Limited Partnership-VI, the General Partner, by Krupp Plus-II Corporation, the General Partner of Krupp Company Limited Partnership-VI

                           By: /s/ Douglas Krupp
                                   Douglas   Krupp,   Co-Chairman   (Principal
                                   Executive  Officer)  and Director  of Krupp
                                   Plus-II Corporation

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of March, 1996.

   Signatures              Title(s)

   /s/ Douglas Krupp               Co-Chairman  (Principal Executive  Officer)
   Douglas Krupp                   and Director of Krupp  Plus-II Corporation,
                                   the  General  Partner   of  Krupp   Company
                                   Limited Partnership-VI

   /s/ George Krupp                Co-Chairman (Principal Executive Officer)
   George Krupp                    and Director of Krupp  Plus-II Corporation,
                                   the  General  Partner   of  Krupp   Company
                                   Limited Partnership-VI

   /s/ Laurence Gerber             President  of  Krupp  Plus-II  Corporation,
   Laurence Gerber                 the  General  Partner   of  Krupp   Company
                                   Limited Partnership-VI

   /s/Robert A. Barrows            Treasurer of Krupp Plus-II Corporation,
   Robert A. Barrows               the  General  Partner   of  Krupp   Company
   Limited                         Partnership-VI

                                    APPENDIX A

                      KRUPP CASH PLUS-V LIMITED PARTNERSHIP


                               FINANCIAL STATEMENTS
                               ITEM 8 of FORM 10-K

                 REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1995

                      KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS


   Report of Independent Accountants                                       F-3

   Balance Sheets at December 31, 1995 and 1994                            F-4

   Statements of Income For the Years Ended December 31, 1995,
   1994 and 1993                                                           F-5

   Statements of Changes in Partners' Equity for the Years Ended
   December 31, 1995, 1994 and 1993                                        F-6

   Statements of Cash Flows for the Years Ended December 31, 1995,
   1994 and 1993                                                           F-7

   Notes to Financial Statements                                    F-8 - F-12

   Separate Financial Statements -  Spring Valley Marketplace           F-13 -
   F-24

   All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


   To the Partners of
   Krupp Cash Plus-V Limited Partnership:

   We have audited the financial statements of Krupp Cash Plus-V Limited Partnership (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Cash Plus-V Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

   Boston, Massachusetts                     COOPERS & LYBRAND L.L.P.
   January 31, 1996

                      KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                                  BALANCE SHEETS

                            December 31, 1995 and 1994


                                      ASSETS

                                                                 1995             1994

            Real estate assets:
               Investment in Joint Venture (Note D)          $23,187,379      $23,748,539
               Mortgage-backed securities ("MBS"),
                  net of amortization (Note C)                   915,554          984,565

                     Total real estate assets                 24,102,933       24,733,104

            Cash and cash equivalents                          2,101,121        2,665,531
            Interest receivable and other assets                  36,190           38,469

                     Total assets                            $26,240,244      $27,437,104


                     LIABILITIES AND EQUITY

            Liabilities                                      $     9,729      $    16,535

            Partners' equity (Note E):

               Unitholders
                  (2,060,350 Units outstanding)               26,273,929       27,455,662
               Corporate Limited Partner
                  (100 Units outstanding)                           (535)            (478)
               General Partners                                  (42,879)         (34,615)

                     Total Partners' equity                   26,230,515       27,420,569

                  Total liabilities and Partners' equity     $26,240,244      $27,437,104

                                The accompanying notes are an integral
                                   part of the financial statements.

                                 KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME

                         For the Years Ended December 31, 1995, 1994 and 1993

                                                   1995           1994           1993
            Revenue:
               Partnership's share of Joint
                  Venture (Note D)              $  906,900      $674,187      $  646,761
               Interest income - MBS (Note C)       86,939       122,957         219,446
               Interest income - other             137,017        98,904          69,385

                     Total revenue               1,130,856       896,048         935,592

            Expenses:
               General and administrative
                  (including reimbursements to
                  affiliates of $53,519, $88,291
                  and $98,344, respectively)
                  (Note F)                          99,239       143,932         161,199
               Asset management fees to an
                  affiliate (Note F)               144,082       145,643         192,826
               Amortization of organization
                  cost                                -            3,333          10,000

                     Total expenses                243,321       292,908         364,025

            Net income (Notes E and G)          $  887,535      $603,140      $  571,567

            Allocation of net income (Note E):

               Unitholders
                  (2,060,350 Units outstanding) $  878,617      $597,080      $  565,824

               Net income per Unit of
                  Depositary Receipt            $      .43      $    .29      $      .27

               Corporate Limited Partner        $       43      $     29      $       27

               General Partners                 $    8,875      $  6,031      $    5,716

                                The accompanying notes are an integral
                                   part of the financial statements.

                                 KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                               STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                         For the Years Ended December 31, 1995, 1994 and 1993


                                               Corporate                 Total
                                               Limited     General       Partners'
                                Unitholders    Partner     Partners      Equity

            Balance at
            December 31, 1992   $30,416,278    $(334)      $(21,398)   $30,394,546

            Distributions        (2,058,935)    (100)       (12,999)    (2,072,034)

            Net income              565,824       27          5,716        571,567

            Balance at
            December 31, 1993    28,923,167     (407)       (28,681)    28,894,079

            Distributions        (2,064,585)    (100)       (11,965)    (2,076,650)

            Net income              597,080       29          6,031        603,140

            Balance at
            December 31, 1994    27,455,662     (478)       (34,615)    27,420,569

            Distributions        (2,060,350)    (100)       (17,139)    (2,077,589)

            Net income              878,617       43          8,875        887,535

            Balance at
            December 31, 1995   $26,273,929    $(535)      $(42,879)   $26,230,515

                                The accompanying notes are an integral
                                   part of the financial statements.

                                 KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31, 1995, 1994 and 1993

                                                                                 1995
            1994                                      1993
            Operating activities:
               Net income                          $   887,535   $  603,140  $  571,567
               Adjustments to reconcile net
                  income to net cash provided by
                  operating activities:
                     Amortization of organization
                        costs                             -           3,333      10,000
                     Amortization of MBS discount         (669)     (13,194)    (20,177)
                     Distributions from Joint
                        Venture                        906,898      674,187     646,761
                     Partnership's share of Joint
                        Venture net income            (906,898)    (674,187)   (646,761)
                     Decrease (increase) in interest
                        receivable and other
                        assets                           2,279       (6,655)     19,123
                     Increase (decrease) in
                        total liabilities               (6,806)      13,666      (2,847)

                        Net cash provided by
                           operating activities        882,339      600,290     577,666

            Investing activity:
               Distributions from Joint Venture
                  in excess of net income              561,160      903,153     685,569
               Principal collections on MBS             69,680      778,941   1,313,917

                  Net cash provided by investing
                     activities                        630,840    1,682,094   1,999,486

            Financing activity:
               Distributions                        (2,077,589)  (2,076,650) (2,072,034)

            Net (decrease) increase in cash
               and cash equivalents                   (564,410)     205,734     505,118

            Cash and cash equivalents,
               beginning of year                     2,665,531    2,459,797   1,954,679

            Cash and cash equivalents,
               end of year                         $ 2,101,121   $2,665,531  $2,459,797

                                The accompanying notes are an integral
                                   part of the financial statements.

                                 KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                                     NOTES TO FINANCIAL STATEMENTS

   A.  Organization

       Krupp Cash Plus-V Limited Partnership (the "Partnership") was formed on August 22, 1988 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership originally issued all of the General Partner Interests to Krupp Plus Corporation and The Krupp Company Limited Partnership-VI in exchange for capital contributions aggregating $3,000. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any additional capital contributions. On March 15, 1995, Krupp Plus Corporation withdrew as General Partner from the Partnership and assigned its rights, title and interest in the Partnership to Krupp Company Limited Partnership-VI. The Partnership will continue in existence until December 31, 2028, unless earlier terminated upon the occurrence of certain events as set forth in the Partnership Agreement.

       The Partnership has issued all of the Corporate Limited Partner Interests to Krupp Depositary Corporation (the "Corporate Limited Partner") in exchange for a capital contribution of $2,000. The Corporate Limited Partner, in turn, has issued Depositary Receipts (the "Units") to the investors and has assigned all of its rights and interest in the Limited Partner Interests (except for its $2,000
       Limited Partner's interest) to the holders of the Units (the "Unitholders"). As of March 1, 1991, the Partnership completed its public offering having sold 2,060,350 Units for $41,203,189, net of purchase volume discounts of $3,811.

   B.  Significant Accounting Policies

       The Partnership uses the following accounting policies for financial reporting purposes:

         Risks and Uncertainties

         The Partnership  invests  its cash  primarily in  deposits and  money
         market  funds  with  commercial  banks.    The  Partnership  has  not
         experienced any losses to date on its invested cash.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash Equivalents

         The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. Cash equivalents are recorded at cost, which approximates current market values.

         Deferred Costs

         Costs incurred in connection with the acquisition of computer software are being amortized over a five year period using the straight-line method. Costs incurred in connection with the organization of the Partnership were amortized over a five year period using the straight-line method.

         Investment in Joint Venture

         The Partnership has a 49.9% interest in Spring Valley Partnership ("Joint Venture"). This investment was recorded at cost and is accounted for by the equity method since the Partnership Agreement requires a two-thirds majority for all major decisions regarding the Joint Venture. As such, the Partnership does not have control of the operations of the underlying assets. Under the equity method of accounting, the Partnership's equity investment in the net income of the Joint Venture is included currently in the Partnership's net income. Cash distributions received from the Joint Venture reduce the Partnership's investment (see Note D).

         MBS

         The Partnership carries its MBS at amortized cost as the Partnership has both the intention and ability to hold its MBS until maturity. Premiums or discounts are amortized over the life of the underlying mortgages using the effective yield method. The market value of MBS is determined based on quoted market prices.

         Income Taxes

         The Partnership is not liable for federal or state income taxes as Partnership income or loss is allocated to the partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and the examination results in a change in the Partnership's taxable income or loss, such change will be reported to the partners.

         Impairment of Long Lived Assets

         In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

         In assessing the impairment of the Joint Venture investment, the General Partners routinely perform market and growth studies combined with periodic appraisals of the underlying property. If the General Partners believe there is impairment in value, a provision to write down the investment to fair value will be charged against income. At this time, the General Partners do not believe that any asset of the Partnership is impaired.

         Reclassifications

         Certain prior year balances have been reclassified to conform with current year financial statement presentation.

   C.  Mortgage-Backed Securities

       All of the MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation. The following is additional information on the MBS held as of December 31, 1995 and 1994:

                                             1995          1994

         Face Value                        $931,197     $1,000,877

         Amortized cost                    $915,554     $  984,565

         Estimated Market Value            $940,000     $1,001,000

       Coupon rates of the MBS range from 9.0% to 9.5% per annum and mature in the years 2016 and 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $24,446 and $16,435 at December 31, 1995 and 1994, respectively. The Partnership does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity.

   D.  Investment in Joint Venture

       On December 14, 1988, the Joint Venture acquired Spring Valley Marketplace (the "Marketplace"), a 314,673 square foot shopping center located on 30 acres of land in Spring Valley, Rockland County, New York. The Joint Venture acquired the Marketplace for $50,000,000 and incurred closing costs of $359,408 related to the acquisition. In conjunction with a Net Operating Income Guaranty Agreement the Joint Venture has collected $1,000,000, the maximum obligation due from the seller, and has therefore reduced the cost basis of the Marketplace by these amounts for financial reporting purposes.

       The Marketplace, built in 1987, consists of one structure anchored by five major tenants and is connected by five sections occupied by smaller tenants. The Joint Venture owns the Marketplace free and clear from all material liens or encumbrances.

       The Partnership holds a 49.9% joint venture interest. The investment balance reflects the original cost of the investment, including $1,882,546 of acquisition costs, as well as allocations of net income earned by the Joint Venture and distributions received from the Joint Venture.

       Separate financial statements for the Joint Venture are included on pages F-13 through F-24 of this report.

   E.  Partners' Equity

       Under the Partnership Agreement, profits or losses from Partnership operations and Distributable Cash Flow are allocated 99% to the

       Unitholders and Corporate Limited Partner (the "Limited Partners") based on Units held, and 1% to the General Partners.

       Profits arising from a capital transaction will be allocated in the same manner as cash distributions (described below). Losses from a capital transaction will be allocated 99% to the Limited Partners and 1% to the General Partners.

       Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, proceeds will be applied to the payment of all debts and liabilities of the Partnership then due; any reserves for contingent liabilities will then be funded. Remaining net cash proceeds will then be distributed first to the Limited Partners, until they have received a return of their total invested capital; second to the General Partners, until they have received a return of their total invested capital; third, to the Limited Partners until they have received any deficiency in the 12% cumulative return on invested capital through fiscal years prior to the date of the capital transaction; fourth, to the General Partners until they have received an amount necessary so that the amounts of net cash proceeds whenever allocated under the third and fourth clauses are in the ratio of 90 to 10; and fifth, 90% to the Limited Partners and 10% to the General Partners.

       As of December 31, 1995, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                        Corporate
                                                         Limited    General
                                         Unitholders     Partner    Partners     Total

                Capital Contributions    $ 41,203,189   $  2,000    $  3,000  $ 41,208,189

                Syndication Costs          (4,826,066)      -           -       (4,826,066)

                Distributions             (14,976,190)      (829)    (92,131)  (15,069,150)

                Net Income (Loss)           4,872,996     (1,706)     46,252     4,917,542

                Balance at
                December 31, 1995        $ 26,273,929    $  (535)   $(42,879) $ 26,230,515

   F.  Related Party Transactions

       Under the terms of the Partnership Agreement, the General Partners or their affiliates are entitled to an Asset Management Fee for the management of the Partnership's business equal to .5% per annum of the Total Invested Assets of the Partnership (as defined in the prospectus), payable quarterly. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the preparation and mailing of reports and other communications to the Limited Partners.

       All amounts paid or accrued to the General Partners or their affiliates during the three years ended December 31, 1995 are presented on the Statements of Income.

   G.  Income Taxes

       The   reconciliations  of  net   income  reported   in  the  accompanying
       Statements of Income with the income reported in the Partnership's 1995, 1994 and 1993 federal income tax returns are as follows:

                                                              1995       1994        1993

                  Net income per statement of income       $  887,535  $603,140    $571,567

                  Add:  Difference in Partnership's
                           share of Joint Venture
                           taxable net income due to
                           book to tax difference in
                           depreciation                       264,724   248,722     213,702

                  Less: Partnership's share of difference
                           due to rental adjustment
                           required by Generally Accepted
                           Accounting Principles              (9,071)   (17,757)    (17,087)

                  Net income for federal income tax
                           purposes                        $1,143,188  $834,105    $768,182


   The allocation of the 1995 net income for federal income tax purposes is as follows:

                                               Portfolio    Passive
                                                Income       Income           Total

               Unitholders                     $239,112     $892,590       $1,131,702

               Corporate Limited Partner             12           43               55

               General Partners                   2,415        9,016           11,431

                                               $241,539     $901,649       $1,143,188

   For the years ended December 31, 1995, 1994 and 1993 the Average per Unit income to the Unitholders for federal income tax purposes was $.55, $.40 and $.37, respectively.
                             SPRING VALLEY PARTNERSHIP


                         FINANCIAL STATEMENTS AND SCHEDULE
                       For the Year Ended December 31, 1995

                             SPRING VALLEY PARTNERSHIP
                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

   Report of Independent Accountants                                        F-15

   Balance Sheets at December 31, 1995 and 1994                             F-16

   Statements of Operations for the Years Ended
   December 31, 1995, 1994 and 1993                                         F-17

   Statements of Changes in Partners' Equity for the Years
   Ended December 31, 1995, 1994 and 1993                                   F-18

   Statements of Cash Flows for the Years Ended
   December 31, 1995, 1994 and 1993                                         F-19

   Notes to Financial Statements                                     F-20 - F-23

   Schedule III - Real Estate and Accumulated Depreciation                  F-24

   All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT ACCOUNTANTS


   To the Partners of
   Spring Valley Partnership:

   We have audited of financial statements and financial statement schedule of Spring Valley Partnership ("the Partnership") listed in the index on page F-14 of these Financial Statements. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Valley Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

   Boston, Massachusetts
   January 31, 1996

                             SPRING VALLEY PARTNERSHIP

                                  BALANCE SHEETS
                            December 31, 1995 and 1994


                                      ASSETS

                                                                1995           1994
            Fixed assets, at cost
               Land                                         $ 10,403,471   $ 10,403,471
               Building and improvements                      43,005,827     42,726,512

                                                              53,409,298     53,129,983

               Less: Accumulated depreciation                (12,084,310)   (10,243,666)

                     Total fixed assets                       41,324,988     42,886,317

            Cash and cash equivalents                            575,566        252,502
            Other assets                                         916,171        772,544

                  Total assets                              $ 42,816,725   $ 43,911,363


                                    LIABILITIES AND PARTNERS' EQUITY


            Accounts payable                                $     45,576   $      8,532
            Accrued expenses and other
               liabilities (Note C)                              187,937        195,054

                  Total liabilities                              233,513        203,586


            Partners' equity (Note D)                         42,583,212     43,707,777

                  Total liabilities and Partners' equity    $ 42,816,725   $ 43,911,363

                                 The accompanying notes are an integral
                                   part of the financial statements.

                                       SPRING VALLEY PARTNERSHIP

                                        STATEMENTS OF OPERATIONS
                          For the Years Ended December 31, 1995, 1994 and 1993

                                                   1995           1994        1993

            Rental revenue                      $6,544,064    $5,994,653   $5,840,455
            Other income                            35,233        26,811       20,871

                  Total revenues                 6,579,297     6,021,464    5,861,326

            Expenses:
               Operating (Note F)                  350,023       496,641      511,473
               Maintenance                         511,014       487,766      381,847
               Management fees (Note F)            398,642       344,760      354,948
               Real estate taxes                 1,661,539     1,543,217    1,599,226
               Depreciation                      1,840,644     1,798,003    1,717,710

                  Total expenses                 4,761,862     4,670,387    4,565,204

            Net income (Note G)                 $1,817,435    $1,351,077   $1,296,122

                                 The accompanying notes are an integral
                                   part of the financial statements.

                                       SPRING VALLEY PARTNERSHIP

                               STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                         For the Years Ended December 31, 1995, 1994, and 1993


                                                              Berkshire
                                             Cash Plus V      Realty         Total
                                               Limited        Company,      Partners'
                                             Partnership       Inc.          Equity

            Balance at
            December 31, 1992                $23,454,712    $23,436,870    $46,891,582

            Distributions                     (1,332,330)    (1,337,670)    (2,670,000)

            Net income                           646,761        649,357      1,296,118

            Balance at
            December 31, 1993                 22,769,143     22,748,557     45,517,700

            Distributions                     (1,577,339)    (1,583,661)    (3,161,000)

            Net income                           674,187        676,890      1,351,077

            Balance at
            December 31, 1994                 21,865,991     21,841,786     43,707,777

            Distributions                     (1,468,058)    (1,473,942)    (2,942,000)

            Net income                           906,900        910,535      1,817,435

            Balance at
            December 31, 1995                $21,304,833    $21,278,379    $42,583,212

                                 The accompanying notes are an integral
                                   part of the financial statements.

                                       SPRING VALLEY PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS
                          For the Years Ended December 31, 1995, 1994 and 1993

                                                         1995     1994               1993
            Operating activities:
              Net income                             $ 1,817,435  $1,351,077    $ 1,296,122
              Adjustments to reconcile net
                  income to net cash provided by
                operating activities:
                  Depreciation                         1,840,644    1,798,003     1,717,710
                  (Increase) decrease in other
                     assets                             (143,627)     119,721        66,224
                  Increase (decrease) in accounts
                     payable                             37,044      (126,252)       34,906
                  Decrease in other liabilities          (7,117)       (5,574)       (5,848)

                           Net cash provided by
                              operating activities     3,544,379    3,136,975     3,109,114

            Investing activities:
               Additions to fixed assets                (279,315)    (294,922)     (421,520)

                           Net cash used in investing
                              activities                (279,315)    (294,922)     (421,520)

            Financing activity:
               Distributions                          (2,942,000)  (3,161,000)   (2,670,000)

                           Net cash used in
                              financing activities    (2,942,000)  (3,161,000)   (2,670,000)

            Net increase (decrease) in cash              323,064     (318,947)       17,594

            Cash and cash equivalents, beginning
               of year                                   252,502      571,449       553,855

            Cash and cash equivalents, end
               of year                               $   575,566  $   252,502   $   571,449

                                 The accompanying notes are an integral
                                   part of the financial statements.

                                       SPRING VALLEY PARTNERSHIP

                                     NOTES TO FINANCIAL STATEMENTS

   A.  Organization

       Spring Valley Partnership was formed on December 13, 1988 by filing a Business Certificate in the Commonwealth of Massachusetts. The Partnership shall continue until December 31, 2027 unless earlier terminated per the Partnership Agreement or by law. The original
       General Partner  interests  were  issued to  Krupp  Cash Plus-IV  Limited
       Partnership  ("Cash  Plus-IV"),   50.1%;    Krupp  Cash   Plus-V  Limited
       Partnership ("Cash Plus-V"), .01%; and Krupp Realty Company Limited Partnership ("Krupp Realty Company"), 49.89%. Pursuant to the original Partnership Agreement, Cash Plus-V purchased Krupp Realty Company's interest in the Partnership and succeeded to its capital contributions and its share of profit and loss allocations and distributions. On June 25, 1991, The Partnership executed an Amended and Restated Partnership Agreement, whereby Cash Plus-IV assigned its rights, title and interest in the Partnership to Berkshire Realty Company, Inc. ("Berkshire"), a Delaware Corporation. Pursuant to the Assignment and First Amendment to Spring Valley Partnership Amended and Restated Partnership Agreement
       dated May 1, 1995, Berkshire assigned 49.1% of its rights, title and interest in the Partnership to BRI OP Limited Partnership ("BRI OP LP"), its majority owned subsidiary. As of December 31, 1995, the General Partners of the Partnership are BRI OP LP (49.1%) and Berkshire (1%), collectively, "Berkshire Realty Company, Inc." (50.1%) and Cash Plus-V Limited Partnership (49.9%). Profits and losses and distributions will continue to be allocated to the General Partners based on the percentage of their respective capital contributions to total partners' capital contributions.

       On December 14, 1988, the Partnership acquired Spring Valley Marketplace (the "Marketplace"), a 314,673 square foot shopping center located on 30 acres of land in Spring Valley, Rockland County, New York. The Partnership acquired the Marketplace for $50,000,000 and incurred closing costs of $359,408 related to the acquisition. Additionally, the Partnership executed a Net Operating Guaranty Agreement ("NOI Guaranty Agreement") with the seller, by which, the seller would reimburse the
       Partnership if the net operating income from the Marketplace did not meet or exceed $4.3 million annually. Per the NOI Guaranty Agreement, which expired on December 13, 1990, the seller's obligation was limited to $1,000,000 on a cumulative basis. As a result of the NOI Guaranty Agreement, the Partnership has collected $1,000,000, the maximum obligation due from the seller, and has therefore reduced the cost basis of the Marketplace by this amount for financial reporting purposes. The Marketplace, built in 1987, consists of one structure anchored by five major tenants and is connected by five sections occupied by smaller tenants. The Partnership owns the Marketplace free and clear from all material liens or encumbrances.

   B.  Significant Accounting Policies

       The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes:

         Risks and Uncertainties

         The  Partnership  invests  its cash  primarily  in  deposits and  money
         market  funds   with  commercial   banks.  The   Partnership  has   not
         experienced any losses to date on its invested cash.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash Equivalents

         The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. Cash equivalents are recorded at cost, which approximates current market value.

         Rental Revenues

         Leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis. Leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are also recorded on the accrual basis, but are billed in arrears. Minimum rental revenue for long term commercial leases is recognized on a straight-line basis over the life of the related lease.

         Depreciation

         Depreciation of building and improvements is provided for by the use of the straight-line method over estimated useful lives of 3-25 years. Tenant improvements are depreciated over the life of the lease.

         Impairment of Long-Lived Assets

         In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

         The General Partners routinely perform market and growth studies combined with periodic appraisals of their unleveraged real estate. The property is carried at cost less accumulated depreciation unless the General Partners believe there is significant impairment in value, in which case a provision to write down the investment in property to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are impaired.

         Leasing Commissions

         The Partnership amortizes leasing commissions over the life of the lease.

         Income Taxes

         The Partnership is not liable for federal or state income taxes because Partnership income or loss is allocated to the partners for income tax purposes. In the event the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income or loss, such change will be reported to the partners.

   C.    Accrued Expenses and Other Liabilities

         Accrued expenses and other liabilities consist of the following at December 31, 1995 and 1994:
                      1995                    1994

      Accrued insurance                     $109,593     $106,504
      Tenant security deposits                73,442       86,267
      Other accrued expenses                   4,902        2,283

                                            $187,937     $195,054

   D.  Partner's Equity

       Under the terms of the Partnership Agreement, profits, losses and distributions are allocated 49.9% to Cash Plus V Limited Partnership and 50.1% to Berkshire Realty Company, Inc.


       As of December 31, 1995, the following cumulative partner contributions and allocations had been made since inception of the Partnership:

                                                50.1%
                                               49.9%          Berkshire
                                             Cash Plus V       Realty         Total
                                               Limited        Company,       Partners'
                                             Partnership        Inc.          Equity

                 Capital contributions       $ 26,379,755   $ 26,373,641   $ 52,753,396
                 Distributions                (10,415,947)   (10,457,696)   (20,873,643)
                 Allocation of net income       5,341,025      5,362,434     10,703,459

                    Total Partners' Equity
                     at December 31, 1995    $ 21,304,833   $ 21,278,379   $ 42,583,212

   E.  Future Base Rents Due Under Commercial Operating Leases

       Future base rents due under commercial operating leases in the five years 1996 through 2000 are as follows:

                 1996                 4,119,800
                 1997                 4,206,900
                 1998                 3,854,000
                 1999                 3,441,700
                 2000                 3,089,600
                 Thereafter          16,381,300

   F.  Related Party Transactions

       Property management fees are paid to an affiliate of the General Partners monthly at the rate of up to 6% of rentals and other operating income received by the Marketplace. The Partnership also reimburses affiliates for certain expenses incurred in connection with operations of the Partnership and its property including accounting, computer, insurance, travel legal and payroll.

       Amounts paid to affiliates of the General Partners included in the accompanying financial statements were as follows:

                                                    1995        1994         1993

                     Property management fees     $398,642    $344,760     $354,948

                     Expense reimbursements         58,284     147,914      147,891

                     Charged to operations        $456,926    $492,674     $502,839

   G.  Federal Income Taxes

       The  reconciliation  of  the  net  income reported  in  the  accompanying
       statement  of   operations  with   the   net  income   reported  in   the
       Partnership's federal income tax returns is as follows:

                                                      1995          1994         1993

                     Net income per statement
                        of operations              $1,817,435    $1,351,077   $1,296,122

                     Add:

                        Book to tax depreciation
                           difference                 573,232       540,438      468,932

                     Less:
                        Rental adjustment required
                           by Generally Accepted
                           Accounting  Principles     (18,176)      (35,585)     (34,243)

                     Net income for federal
                        income tax purposes        $2,372,491    $1,855,930   $1,730,811

      The allocation of the 1995 net income for federal income tax purposes is as follows:

                                              Passive       Portfolio
                                              Income          Income          Total

                 Cash Plus V
                     Limited Partnership    $1,144,970      $   17,581     $1,162,551

                 Berkshire Realty Company,
                     Inc.                    1,192,288          17,652      1,209,940

                                            $2,337,258      $   35,233     $2,372,491

      The allocation of passive income differs due to individual Joint Venture Partner depreciation elections.

                                       SPRING VALLEY PARTNERSHIP

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           December 31, 1995

                                                                 Costs
                                                                 Capitalized
                                                                 Subsequent to
                                    Initial Cost to Partnership  Acquisition
                                                  Buildings &    Buildings &  Depreciable
       Description   Encumbrances       Land      Improvements   Improvements   Life

      Spring Valley
      Marketplace    $    -         $10,403,471   $41,613,880    $1,391,947   3 to 25 Yrs


                             Gross Amounts Carried at
                                  End of Year
                                     Buildings                                  Year
                                       and                    Accumulated  Construction     Year
       Description      Land       Improvements    Total      Deprecation    Completed    Acquired

      Spring Valley
      Marketplace    $10,403,471   $43,005,827  $53,409,298   $12,084,310      1987          1988

   Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1995:

                                     1995              1994           1993
               Real Estate

               Balance at
               beginning of year          $53,129,983      $52,835,061     $52,413,541

               Acquisition and
               improvements                   279,315          294,922         421,520

               Balance at
               end of year                $53,409,298      $53,129,983     $52,835,061


               Accumulated Depreciation

               Balance at
               beginning of year          $10,243,666      $ 8,445,663     $ 6,727,953

               Depreciation expense         1,840,644        1,798,003       1,717,710

               Balance at end of year     $12,084,310      $10,243,666     $ 8,445,663

   Note: The aggregate cost of the Partnership's real estate for federal income tax purposes was $52,545,169 and the aggregate accumulated depreciation for federal income tax purposes was $5,686,280 for the year ended December 31, 1995.