Form 10-Q
period 1996-03-31
KRUPP CASH PLUS V LIMITED PARTNERSHIP
filed 1996-05-02
CIK 839427

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q
   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    March 31, 1996

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

                          PART I.  FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

                      KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                                  BALANCE SHEETS

                                      ASSETS

                                                  March 31,     December 31,
                                                      1996          1995
   Real estate assets:
     Investment in Joint Venture, net of
        accumulated amortization of

        acquisition costs of $26,146
        and $0, respectively (Note 2)             $23,147,913   $23,187,379

     Mortgage-backed securities ("MBS"), net of
        accumulated amortization (Note 3)             873,157       915,554

               Total real estate assets            24,021,070    24,102,933

     Cash and cash equivalents                      1,829,372     2,101,121
     Other assets                                      33,194        36,190

               Total assets                       $25,883,636   $26,240,244


                         LIABILITIES AND PARTNERS' EQUITY

   Accrued expenses and other liabilities (Note 4) $     4,838  $     9,729

   Partners' equity (Note 5):

     Unitholders
        (2,060,350 Units outstanding)              25,925,022    26,273,929
     Corporate Limited Partner
        (100 Units outstanding)                          (552)         (535)
     General Partners                                 (45,672)      (42,879)

               Total Partners' equity              25,878,798    26,230,515

               Total liabilities and
                Partners' equity                  $25,883,636   $26,240,244

                      The accompanying notes are an integral
                        part of the financial statements.

                      KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                               STATEMENTS OF INCOME

                                                         For the Three Months
                                                             Ended March 31,
                                                          1996      1995

          Revenue:
               Partnership's share of Joint Venture
                  net income (Note 2)                   $206,240  $223,576
               Interest income - MBS (Note 3)             20,406    22,300
               Interest income - other                    26,812    37,755

                  Total revenue                          253,458   283,631

          Expenses:
               General and administrative (Note 6)        23,987    24,707
               Asset management fees (Note 6)             35,457    35,552
               Amortization of acquisition costs
                (Note 2)                                  26,146      -

                  Total expenses                          85,590    60,259

               Net income                               $167,868  $223,372

          Allocation of net income (Note 5):

               Unitholders
               (2,060,350 Units outstanding)            $166,181  $221,127

            Net income per Unit of
               Depositary Receipt                       $    .08  $    .11

            Corporate Limited Partner
              (100 Units outstanding)                   $      8  $     11

            General Partners                            $  1,679  $  2,234

                      The accompanying notes are an integral
                        part of the financial statements.

                      KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS

                                                      For the Three Months
                                                          Ended March 31,
                                                       1996        1995

   Operating activities:
     Net income                                      $  167,868  $  223,372
     Adjustments to reconcile net income to net
        cash provided by operating activities:
     Amortization of MBS discount, net                     (569)       (350)
     Amortization of acquisition costs                   26,146        -
     Distributions from Joint Venture                   206,240     223,576
     Partnership's share of Joint Venture net
        income               (206,240)                 (223,576)
     Decrease in other assets                             2,996       6,113
     Decrease in accrued expenses and other
        liabilities                                      (4,891)     (2,328)

               Net cash provided by operating
                 activities                             191,550     226,807

   Investing activities:

     Distributions from Joint Venture in excess
        of net income                                    13,320      18,938
     Principal collections on MBS                        42,966      27,598
     Increase in other investments                         -       (977,406)

               Net cash provided by (used in)
                 investing activities                    56,286    (930,870)

   Financing activity:

     Distributions                                     (519,585)   (522,239)

     Net decrease in cash and cash equivalents       (271,749)   (1,226,302)

     Cash and cash equivalents, beginning
        of period                                     2,101,121   2,665,531

     Cash and cash equivalents, end
      of period                                      $1,829,372  $1,439,229

                      The accompanying notes are an integral
                        part of the financial statements.

                      KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


   (1) Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Cash Plus-V Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1996, and its results of operations and cash flows for the three months ended March 31, 1996 and 1995.

      The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   (2)  Investment in Joint Venture

      The Partnership and an affiliate of the Partnership own a 49.9% and 50.1% interest in Spring Valley Marketplace Joint Venture (the "Joint Venture"), respectively. The express purpose of entering into the Joint Venture was to acquire and operate Spring Valley Marketplace (the "Marketplace"). The Marketplace is a shopping center containing 314,673 net leasable square feet located in Spring Valley, Rockland County, New York.

      The investment balance reflects the original cost of the investment, including $1,882,546 of acquisition costs which are being amortized over the remaining life of the underlying asset.

      Condensed financial statements of the Joint Venture are as follows:

                            Spring Valley Partnership
                             Condensed Balance Sheets

                                      ASSETS

                                March 31,               December 31,
                                    1996                    1995

      Property, at cost         $ 53,410,413            $53,409,298
      Accumulated depreciation   (12,549,726)           (12,084,310)
                                  40,860,687             41,324,988
      Other assets                 1,911,538              1,491,737

             Total assets       $ 42,772,225            $42,816,725


                         LIABILITIES AND PARTNERS' EQUITY

      Total liabilities         $    215,707            $   233,513

   Partners' equity:
    The Partnership               21,291,513             21,304,833
    Joint Venture partner         21,265,005             21,278,379

      Total Partners' equity      42,556,518             42,583,212

      Total liabilities and
        Partners' equity        $ 42,772,225            $42,816,725

                            Spring Valley Partnership
                        Condensed Statements of Operations

                                     For the Three Months
                                         Ended March 31 ,
                                    1996                   1995

      Revenue                   $  1,831,357            $1,566,509
      Property operating
       expenses                      952,636               665,904
      Depreciation                   465,415               452,556

               Net income       $    413,306            $  448,049

   (3) Mortgage Backed Securities

      The  MBS held  by the Partnership  are issued  by the  Federal Home Loan
      Mortgage Corporation.   The following  is additional information  on the
      MBS held:

                                              March 31,   December 31,
                                                 1996          1995

                 Face Value                    $888,231    $931,197

                 Amortized Cost                $873,157    $915,554

                 Estimated Market Value        $936,000    $940,000

      Coupon rates of the MBS range from 9.0% to 9.5% per annum and mature in the years 2016 and 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $63,092 and $24,446 at March 31, 1996 and December 31, 1995, respectively. The Partnership does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity.

   (4)  Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities consist of the following:

                                               March 31,   December 31,
                                                 1996          1995

                  Accrued audit expense        $  4,838    $  9,729

   (5)  Changes in Partners' Equity

      A summary of changes in Partners' equity (deficit) for the three months ended March 31, 1996 is as follows:

                                            Corporate                 Total
                                             Limited     General     Partners'
                           Unitholders       Partner     Partners     Equity

      Balance at
      December 31, 1995    $26,273,929      $(535)       $(42,879) $26,230,515

      Net income               166,181          8           1,679      167,868

      Distributions           (515,088)       (25)         (4,472)    (519,585)

      Balance at
      March 31, 1996       $25,925,022      $(552)       $(45,672) $25,878,798

   (6)           Related Party Transactions

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

      Amounts paid or accrued to the General Partners or their affiliates were as follows:

                                            For the Three Months
                                               Ended March 31,
                                              1996          1995

                 Asset management fees      $35,457       $35,552

                 Expense reimbursements      12,294        14,645

                 Charged to operations      $47,751       $50,197

                      KRUPP CASH PLUS-V LIMITED PARTNERSHIP

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

   The  Partnership's sources of liquidity  are derived from the distributions
   it   receives  from  its  interest  in  the  Joint  Venture,  earnings  and collections on its MBS, and interest earned on its short-term investments.

   After experiencing some retail difficulties in 1992 and 1993, the Marketplace has become a strong contributor to the Partnership's liquidity. Revenues at the Marketplace have steadily increased since 1992 as strong national tenants have positively impacted the shopping center. In order to remain competitive within it's immediate market, the Marketplace is expected to spend approximately $275,000 for capital improvements in 1996, most of which are tenant buildouts to attract and retain quality tenants at the shopping center.

   Liquidity provided by the MBS comes primarily from interest income as principal prepayments have decreased significantly from the principal amounts received in 1994 and 1993. During those years, prepayments were significant due to the low interest rate environment. The liquidity provided by the principal prepayments has been used to fund distributions, which has resulted in a reduction of the Partnership's capital resources.

   The Partnership holds MBS that are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"). The principal risks with respect to MBS are the credit worthiness of FHLMC and the risk that the current value of any MBS may decline as a result of changes in market interest rates. The General Partners believe that this risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity.

   The most significant demands on the Partnership's liquidity are the quarterly distributions. Distributions are funded by MBS principal prepayments, distribu-tions received from the Marketplace and working capital reserves. Due to the decrease in MBS principal prepayments and its effect on the Partnership's liquidity, the Partnership may need to periodically adjust the distribution rate. Therefore, sustaining the distribution rate is mainly dependent upon the future performance of the Marketplace.

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined by Section 17 of the
   Partnership Agreement for the three months ended March 31, 1996 and the period from inception to March 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership s operating performance or to cash flow as a measure of liquidity.

                                                   (In $1,000's except per Unit amounts)
                                                    For the Three Months   Inception to
                                                      Ended March 31,        March 31,
                                                           1996                1996
            Distributable Cash Flow:
            Net income for tax purposes                  $   244             $ 6,635

            Items providing / not requiring or
               (not providing) the use of
                  operating funds:
               Amortization of acquisition costs              26                  26
               Amortization of organization costs            -                    50
               Distributions from Joint Venture              220               9,686
               Partnership's share of Joint Venture
                  taxable net income                        (282)             (6,509)

            Total Distributable Cash Flow ("DCF")        $   208             $ 9,888
               Limited Partners' Share of DCF            $   206             $ 9,790
               Limited Partners' Share of DCF
                  per Unit                               $   .10             $  4.76

               General Partners' Share of DCF            $     2             $    98
            Net Proceeds from Capital Transactions:
            Principal collections on MBS, net            $    42             $ 4,495

               Distributions:

                  Limited Partners                       $   515(a)          $16,011(b)

                  Limited Partners' Average
                     per Unit                            $   .25(a)          $  7.77(b)(c)

                  General Partners                       $     2(a)          $   101(b)

                  Total Distributions                    $   517(a)          $16,112(b)

   (a)    Represents an estimate of the distribution to be paid in May, 1996.
   (b)    Includes an estimate of the distribution to be paid in May, 1996.
   (c) Limited Partners average per Unit return of capital as of May, 1996 is $3.01 ($7.77 - $4.76).

   Operations

   Partnership

   Overall, Distributable Cash Flow, as defined in the Partnership Agreement, decreased $44,000 when comparing the quarter ending March 31, 1996 to the quarter ending March 31, 1995. This is primarily due to the decrease in distributions received from the Joint Venture and a decline in interest income.

   The Partnership's revenue has decreased for the three months ended March 31, 1996 as compared to the same period in 1995, due to a decrease in net income generated by the Marketplace. MBS interest income decreased for the three months ended March 31, 1996 as compared to the same period in 1995 due to repayments and prepayments of principal which occur on the MBS portfolio. Interest income on other investments has also decreased when comparing the first quarter of 1996 to the same period in 1995 due to lower average cash and cash equivalent balances.

   Expenses for the Partnership increased when comparing the two periods primarily due to amortization of costs relating to the investment in the Marketplace. These costs will continue to be amortized over the remaining life of the Marketplace.

   Joint Venture

   The Marketplace experienced a decrease in net income for the three months ended March 31, 1996, as compared to the same period in 1995, as the increase in property expenses more than offset the increase in revenue. Revenue increased approximately $262,000 during this period as a result of a rise in reimbursable tenant billings derived from the increase in real estate taxes and other operating expenses. Interest income increased slightly due to the Marketplace's higher average cash and cash equivalent balances.

   Total expenses at the Marketplace increased for the three months ended March 31, 1996 as compared to the same period in 1995 due to increases in maintenance expense and real estate taxes. Maintenance expense rose significantly during the two periods as a result of an unusual amount of snowfall requiring removal during the first quarter of 1996. An increase in real estate tax rates resulted in a 13% increase in real estate taxes for the three months ended March 31, 1996 as compared to the same period in 1995. Depreciation expense increased in comparing these two periods as a result of tenant improvements made since the first quarter of 1995.

   General

   In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

   In assessing the impairment of the underlying real estate owned by the Joint Venture, the General Partners routinely perform market and growth studies combined with periodic appraisals of the underlying property. If the General Partners believe that there is a significant impairment in value, in which case a provision to write down the investment to fair value will be charged against income. At this time, the General Partners do not believe that any asset of the Partnership is significantly impaired.

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

                             Krupp Cash Plus-V Limited Partnership
                                (Registrant)

                             BY:  /s/Robert A. Barrows
                             Robert A. Barrows
                             Treasurer and  Chief Accounting  Officer of  Krupp
                             Plus-II   Corpora-tion,  the  General  Partner  of
                             Krupp Company Limited Partnership-VI


   DATE:      April 30, 1996