Form 10-Q
period 1996-07-31
KRUPP CASH PLUS V LIMITED PARTNERSHIP
filed 1996-08-05
CIK 839427

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1996

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

                          PART I.  FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

   This Form 10-Q  contains forward-looking statements  within the meaning  of
   Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

                      KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                                  BALANCE SHEETS

                                      ASSETS

                                                                   June 30,   December 31,
                                                                     1996         1995
            Real estate assets:
               Investment in Joint Venture, net of
                  accumulated amortization of
                  acquisition costs of $52,293
                  and $0, respectively (Note 2)                  $22,864,518  $23,187,379
               Mortgage-backed securities ("MBS"), net of
                  accumulated amortization (Note 3)                  796,808      915,554

                     Total real estate assets                     23,661,326   24,102,933


            Cash and cash equivalents                              1,349,619    2,101,121
            Other investment (Note 3)                                492,256       -
            Other assets                                              23,375       36,190

                     Total assets                                $25,526,576  $26,240,244

                                   LIABILITIES AND PARTNERS' EQUITY

            Accrued audit liability                              $     6,750  $     9,729

            Partners' equity (Note 4):

               Unitholders
                  (2,060,350 Units outstanding)                   25,566,558   26,273,929
               Corporate Limited Partner
                  (100 Units outstanding)                               (569)        (535)
               General Partners                                      (46,163)     (42,879)

                     Total Partners' equity                       25,519,826   26,230,515

                     Total liabilities and Partners' equity      $25,526,576  $26,240,244

                      The accompanying notes are an integral
                        part of the financial statements.

                      KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                               STATEMENTS OF INCOME

                                             For the Three Months    For the Six Months
                                                 Ended June 30,        Ended June 30,
                                                1996       1995        1996       1995

            Revenue:
             Partnership's share of Joint
               Venture net income (Note 2)    $191,852   $272,530    $398,092   $496,106
              Interest income - MBS (Note 3)    20,171     21,859      40,577     44,159
              Interest income - other           23,213     30,735      50,025     68,490

                     Total revenue             235,236    325,124     488,694    608,755

            Expenses:
              General and administrative
                (Note 5)                        15,081     32,243      39,068     56,950
              Asset management fees (Note 5)    35,794     35,932      71,251     71,484
              Amortization of organization
                costs (Note 2)                  26,147       -         52,293       -

                     Total expenses             77,022     68,175     162,612    128,434

            Net income                        $158,214   $256,949    $326,082   $480,321

            Allocation of net income
                (Note 4):

                Unitholders (2,060,350
                  Units outstanding)          $156,624   $254,368    $322,805   $475,495

                Net income per Unit of
                  Depositary Receipt          $    .08   $    .12    $    .16   $    .23

                Corporate Limited Partner
                  (100 Units outstanding)     $      8   $     12    $     16   $     23

                General Partners              $  1,582   $  2,569    $  3,261   $  4,803

                      The accompanying notes are an integral
                        part of the financial statements.

                      KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS

                                                                   For the Six Months
                                                                     Ended June 30,
                                                                   1996         1995

            Operating activities:
               Net income                                      $   326,082   $   480,321
               Adjustments to reconcile net income to net
                  cash provided by operating activities:
                     Amortization of acquisition costs              52,293          -
                     Amortization of MBS discount                   (1,980)         (362)
                     Partnership's share of Joint Venture
                        net income                                (398,092)     (496,106)
                     Distributions from Joint Venture              398,092       496,106
                     Decrease in other assets                       12,815         5,429
                     Increase (decrease) in accrued audit
                        liability                                   (2,979)        1,500

                           Net cash provided by operating
                              activities                           386,231       486,888

            Investing activities:
               Distributions from Joint Venture in
                  excess of net income                             270,568        90,720
               Principal collections on MBS                        120,726        34,535
               Other investment                                   (492,256)     (977,406)

                           Net cash used in investing
                              activities                          (100,962)     (852,151)

            Financing activity:
               Distributions                                    (1,036,771)   (1,039,775)

            Net decrease in cash and cash equivalents             (751,502)   (1,405,038)

            Cash and cash equivalents, beginning of period       2,101,121     2,665,531

            Cash and cash equivalents, end of period           $ 1,349,619   $ 1,260,493

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

      The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

      The investment balance reflects the original cost of the investment, acquisition costs of $1,882,546 which are being amortized over the remaining life of the underlying asset, allocations of net income earned by the Joint Venture and distributions received by the Joint Venture.

      Condensed financial statements of the Joint Venture are as follows:

                                       Spring Valley Partnership
                                       Condensed Balance Sheets

                                                ASSETS
                                                          June 30,         December 31,
                                                            1996               1995

               Property, at cost                        $ 53,528,871       $ 53,409,298

               Accumulated depreciation                  (13,012,206)       (12,084,310)
                                                          40,516,665         41,324,988

               Other assets                                1,757,404          1,491,737

                     Total assets                       $ 42,274,069       $ 42,816,725

                                   LIABILITIES AND PARTNERS' EQUITY

               Total liabilities                        $    233,076       $    233,513

               Partners' equity:
                  The Partnership                         21,034,265         21,304,833
                  Joint Venture partner                   21,006,728         21,278,379

                     Total Partners' equity               42,040,993         42,583,212

                     Total liabilities and
                        Partners' equity                $ 42,274,069       $ 42,816,725

                                       Spring Valley Partnership
                                  Condensed Statements of Operations

                                         For the Three Months       For the Six Months
                                           Ended June 30,              Ended June 30,
                                          1996         1995          1996        1995

            Revenue                    $1,607,720   $1,637,361   $ 3,439,077  $ 3,203,870
            Property operating
              expenses                   (760,764)    (636,134)   (1,713,400)  (1,302,038)

            Depreciation                 (462,481)    (455,075)     (927,896)    (907,631)

              Net income               $  384,475   $  546,152   $   797,781  $   994,201

   (3)      Mortgage Backed Securities and Other Investment

      The  MBS held by  the Partnership  are issued  by the Federal  Home Loan
      Mortgage Corporation.   The following is  additional information on  the
      MBS held:

                                                       June 30,    December 31,
                                                         1996          1995

                  Face Value                            $810,471     $ 931,197

                  Amortized Cost                        $798,808     $ 915,554

                  Estimated Market Value                $846,000     $ 940,000

      Coupon rates of the MBS range from 9.0% to 9.5% per annum and mature in the years 2016 and 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $49,000 and $24,000 at June 30, 1996 and December 31, 1995, respectively. The Partnership does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity.

      At June 30, 1996, the Partnership held an investment in commercial paper maturing within one year. The cost approximates the market value.

   (4)           Changes in Partners' Equity

      A summary of changes in Partners' equity (deficit) for the six months ended June 30, 1996 is as follows:

                                                         Corporate              Total
                                                          Limited   General    Partners'
                                            Unitholders   Partner   Partners    Equity

                 Balance at
                    December 31, 1995       $26,273,929   $(535)    $(42,879) $26,230,515

                 Net income                     322,805      16        3,261      326,082

                 Distributions               (1,030,176)    (50)      (6,545)  (1,036,771)

                 Balance at June 30, 1996   $25,566,558   $(569)    $(46,163) $25,519,826

   (5)           Related Party Transactions

      Under the terms of the Partnership Agreement, the General Partners or their affiliates are entitled to an Asset Management Fee for the management of the Partnership's business equal to .5% per annum of the Total Invested Assets of the Partnership (as defined in the prospectus), payable quarterly. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the preparation and mailing of reports and other communications to the Unitholders.

      Amounts paid or accrued to the General Partners or their affiliates are as follows:

                                            For the Three Months        For Six Months
                                               Ended June 30,           Ended June 30,
                                              1996        1995         1996       1995


                 Asset management fees      $35,794     $35,932      $71,251    $ 71,484

                 Expense reimbursements       6,156      14,646       18,450      29,291

                  Charged to operations     $41,950     $50,578      $89,701    $100,775

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

   Liquidity and Capital Resources

   The  Partnership's sources of liquidity are  derived from the distributions
   it   receives  from  its  interest  in  the  Joint  Venture,  earnings  and collections on its MBS, and interest earned on its short-term investments.

   The Marketplace, a strong contributor to the Partnership's liquidity, in 1996 is currently occupied at a rate of 98%. In order to retain or increase this level of occupancy and to remain competitive within it's immediate market, the Marketplace is expected to spend approximately $670,000 for capital improvements in 1996, most of which are tenant buildouts to attract and retain quality tenants at the shopping center. Improvements are expected to continue throughout the remainder of the year.

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

   The  most  significant  demands  on  the Partnership's  liquidity  are  the quarterly distributions. Distributions are funded by MBS principal prepayments, distributions received from the Marketplace and working capital reserves. Due to the decrease in MBS principal prepayments and its effect on the Partnership's liquidity, the Partnership may need to periodically adjust the distribution rate. Therefore, sustaining the distribution rate is mainly dependent upon the future performance of the Marketplace.

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the six months ended June 30, 1996 and the period from inception to June 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership s operating performance or to cash flow as a measure of liquidity.

                                                   (In $1,000's except per Unit amounts)
                                                    For the Six Months     Inception to
                                                      Ended June 30,         June 30,
                                                           1996                1996
            Distributable Cash Flow:
            Net income for tax purposes                  $  477              $ 6,868
            Items providing / not requiring or
               (not providing) the use of
                  operating funds:

               Amortization of acquisition costs             52                   52
               Amortization of organization costs          -                      50
               Distributions from Joint Venture             669               10,135
               Partnership's share of Joint Venture
                  taxable net income                       (549)              (6,776)
            Total Distributable Cash Flow ("DCF")        $  649              $10,329

               Unitholders' Share of DCF                 $  642              $10,226

               Unitholders' Share of DCF per Unit        $  .31              $  4.97(c)

               General Partners' Share of DCF            $    7              $   103

            Net Proceeds from Capital Transactions:

            Principal collections on MBS, net            $  119              $ 4,572

               Distributions:

                  Unitholders                            $1,030(a)           $16,526(b)

                  Unitholders' Average
                     per Unit                            $  .50(a)           $  8.02(b)(c)

                  General Partners                       $    7(a)           $   106(b)

                  Total Distributions                    $1,037(a)           $16,632(b)

   (a) Represents distributions paid in 1996, except the February, 1996 distribution, which relates to 1995 cash flows and includes an estimate of the distribution to be paid in August, 1996.
   (b)    Includes an estimate of the distribution to be paid in August, 1996.
   (c) Unitholders average per Unit return of capital as of August, 1996 is $3.05 ($8.02 - $4.97).

   Operations

          Partnership

          Distributable Cash Flow, as defined in the Partnership Agreement, increased in the first six months of 1996, as compared to the first six months of 1995. This increase is primarily due to an increase in distributions received from the Joint Venture.

          Total revenue for the three and six months ended June 30, 1996 decreased as compared to the same time periods in 1995, as a result of a decrease in net income generated by the Partnership's Joint Venture investment. During this same period, MBS interest income decreased due to repayment and prepayments of principal which occur on the MBS portfolio. Interest income on other investments has also decreased as a result of lower cash and cash equivalent balances available for investment.

          Total expenses for the three and six month periods ended June 30, 1996 increased as compared to the three and six month periods ended June 30, 1995, as a result of the amortization of costs relating to the investment in the Marketplace which will continue to be amortized over the remaining life of the Marketplace. This increase was partially offset by a decrease in general and administrative expenses incurred with the preparation and mailing of reports and other investor communications.

          Joint Venture

          Revenue for the three months ended June 30, 1996, as compared to the same period in 1995, decreased due to lower reimbursable tenant billings at the Marketplace based upon lower reimbursable operating expenses between the two periods.

          For the six months ended June 30, 1996, as compared to the same period in 1995, revenue increased due to higher reimbursable operating expenses, including snow removal costs from the stormy winter season.

          Property operating expenses for the three and six months ended June 30, 1996 increased, as compared to the three and six months ended June 30, 1995, due to increased real estate tax and maintenance expenses. Real estate taxes increased as a result of a reassessment of the Marketplace by the local taxing authority. The increase in maintenance expense was due to snow removal expenditures as a result of adverse winter weather conditions. Depreciation expense also increased in conjunction with capital improvement expenditures.

   General

   In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

   In assessing the impairment of the underlying real estate owned by the Joint Venture, the General Partners routinely perform market and growth studies combined with periodic appraisals of the underlying property. If the General Partners believe that there is a significant impairment in value, a provision to write down the investment to fair value will be charged against income. At this time, the General Partners do not believe that any asset of the Partnership is significantly impaired.

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

           Krupp Cash Plus-V Limited Partnership
            (Registrant)



      BY:  /s/Robert A. Barrows
           Robert A. Barrows
           Treasurer   and   Chief  Accounting   Officer   of  Krupp   Plus-II
           Corporation,  the   General  Partner  of   Krupp  Company   Limited
           Partnership-VI



   DATE:  July  , 1996