Form 10-Q
period 1996-09-30
KRUPP CASH PLUS V LIMITED PARTNERSHIP
filed 1996-11-04
CIK 839427

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1996

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

                     KRUPP CASH PLUS-V LIMITED PARTNERSHIP
                                BALANCE SHEETS

                                    ASSETS

                                                   September 30,  December 31,
                                                       1996           1995
Real estate assets:
   Investment in Joint Venture, net of
      accumulated amortization of
      acquisition costs of $78,439
      and $0, respectively (Note 2)                $22,775,784    $23,187,379
   Mortgage-backed securities ("MBS"), net of
      accumulated amortization (Note 3)                652,726        915,554

         Total real estate assets                   23,428,510     24,102,933


Cash and cash equivalents                            1,840,671      2,101,121
Other assets                                            19,102         36,190

         Total assets                              $25,288,283    $26,240,244

                       LIABILITIES AND PARTNERS' EQUITY


Accrued audit liability                            $    10,125    $     9,729
Due to affiliate                                           152           -

         Total liabilities                              10,277          9,729

Partners' equity (Note 4):

   Unitholders
      (2,060,350 Units outstanding)                 25,326,389     26,273,929
   Corporate Limited Partner
      (100 Units outstanding)                             (581)          (535)
   General Partners                                    (47,802)       (42,879)

         Total Partners' equity                     25,278,006     26,230,515

         Total liabilities and Partners' equity    $25,288,283    $26,240,244


                    The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

                                 For the Three Months     For the Nine Months
                                  Ended September 30,     Ended September 30,
                                   1996        1995         1996        1995
Revenue:
   Partnership's share of Joint
      Venture net income
      (Note 2)                   $321,642    $219,288       $719,734  $715,394
   Interest income - MBS
      (Note 3)                     17,391      21,629         57,968    65,788
   Interest income - other         24,313      34,108         74,338   102,598

         Total revenue            363,346     275,025        852,040   883,780

Expenses:
   General and administrative
      (Note 5)                     23,508      31,134         62,576    88,084

   Asset management fees
      (Note 5)                     35,984      36,310        107,235   107,794
   Amortization of acquisition
      costs (Note 2)               26,146        -            78,439      -


         Total expenses            85,638      67,444        248,250   195,878

Net income                       $277,708    $207,581       $603,790  $687,902

Allocation of net income
   (Note 4):

   Unitholders  (2,060,350
      Units outstanding)         $274,918    $205,495       $597,723  $680,990

   Net income per Unit of
      Depositary Receipt         $    .13    $    .10       $    .29  $    .33

   Corporate Limited Partner
      (100 Units outstanding)    $     13    $     10       $     29  $     33

   General Partners              $  2,777    $  2,076       $  6,038  $  6,879

                      The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS


                                                    For the Nine Months Ended
                                                          September 30,
                                                       1996         1995
Operating activities:
   Net income                                      $   603,790  $   687,902
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Amortization of acquisition costs              78,439         -
         Amortization of MBS discount                   (4,850)        (583)
         Distributions from Joint Venture              719,734      715,394
         Partnership's share of Joint Venture net
            income                                    (719,734)    (715,394)
         Decrease in other assets                       17,088       10,778
         Increase in audit liability                       396        4,509
         Increase in due to affiliate                      152       36,326

               Net cash provided by operating
                  activities                           695,015      738,932

Investing activities:
   Distributions from Joint Venture in excess
      of net income                                    333,156      313,544
   Principal collections on MBS                        267,678       56,715

               Net cash provided by investing
                  activities                           600,834      370,259

Financing activity:
   Distributions                                    (1,556,299)  (1,558,175)

Net decrease in cash and cash equivalents             (260,450)    (448,984)

Cash and cash equivalents, beginning of period       2,101,121    2,665,531

Cash and cash equivalents, end of period           $ 1,840,671  $ 2,216,547

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

    In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

    The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Investment in Joint Venture

    The Partnership and an affiliate of the Partnership own a 49.9% and 50.1% interest in Spring Valley Marketplace Joint Venture (the "Joint Venture"), respectively. The express purpose of entering into the Joint Venture was to acquire and operate Spring Valley Marketplace (the "Marketplace"). The Marketplace is a shopping center containing 320,684 net leasable square feet located in Spring Valley, Rockland County, New York.

    The investment balance reflects the original cost of the investment, acquisition costs of $1,882,546 which are being amortized over the remaining life of the underlying asset, allocations of net income earned by the Joint Venture and distributions received by the Joint Venture.

    Condensed financial statements of the Joint Venture are as follows:

                           Spring Valley Partnership
                           Condensed Balance Sheets

                                    ASSETS
                                            September 30,      December 31,
                                                1996               1995

   Property, at cost                        $ 53,789,298       $ 53,409,298
   Accumulated depreciation                  (13,489,679)       (12,084,310)
                                              40,299,619         41,324,988

   Other assets                                1,834,421          1,491,737

         Total assets                       $ 42,134,040       $ 42,816,725

                       LIABILITIES AND PARTNERS' EQUITY

   Total liabilities                        $    218,471       $    233,513

   Partners' equity:
      The Partnership                         20,971,677         21,304,833
      Joint Venture partner                   20,943,892         21,278,379

         Total Partners' equity               41,915,569         42,583,212

         Total liabilities and
            Partners' equity                $ 42,134,040       $ 42,816,725

                           Spring Valley Partnership
                      Condensed Statements of Operations


                             For the Three Months     For the Nine Months
                              Ended September 30,      Ended September 30,
                              1996        1995          1996         1995

      Revenue              $1,826,598   $1,702,500  $ 5,265,675   $ 4,906,370
      Property operating
         expenses            (704,553)    (797,736)  (2,417,953)   (2,099,774)
      Depreciation           (477,473)    (465,310)  (1,405,369)   (1,372,941)

         Net income        $  644,572   $  439,454  $ 1,442,353   $ 1,433,655

(3) Mortgage Backed Securities

    The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation. The following is additional information on the MBS held:

                                          September 30,  December 31,
                                              1996           1995

         Face Value                       $    663,519   $   931,197

         Amortized Cost                   $    652,726   $   915,554

         Estimated Market Value           $    694,000   $   940,000

    Coupon rates of the MBS range from 9.0% to 9.5% per annum and mature in the years 2016 and 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $41,000 and $24,000 at September 30, 1996 and December 31, 1995, respectively. The Partnership does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity.

(4) Changes in Partners' Equity

    A summary of changes in Partners' Equity for the nine months ended September 30, 1996 is as follows:

                                          Corporate              Total
                                           Limited  General     Partners'
                            Unitholders    Partner  Partners     Equity
    Balance at
       December 31, 1995    $26,273,929   $   (535) $(42,879)  $26,230,515

    Net income                  597,723         29     6,038       603,790

    Distributions            (1,545,263)       (75)  (10,961)   (1,556,299)

    Balance at
       September 30, 1996   $25,326,389   $   (581) $(47,802)  $25,278,006

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

    Amounts paid or accrued to the General Partners or their affiliates are as follows:

                                    For the Three Months  For the Nine Months
                                    Ended September 30,   Ended September 30,
                                      1996        1995      1996       1995

    Asset management fees           $35,984     $36,310   $107,235   $107,794

    Expense reimbursements           12,294      14,646     30,744     43,937

    Charged to operations           $48,278     $50,956   $137,979   $151,731

                     KRUPP CASH PLUS-V LIMITED PARTNERSHIP


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity and Capital Resources

The Partnership's sources of liquidity are derived from the distributions it receives from its interest in the Joint Venture, earnings and collections on its MBS, and interest earned on its short-term investments.

The Marketplace is currently occupied at a rate of 98%. In order to retain or increase this level of occupancy and to remain competitive within its immediate market, the Marketplace is expected to spend approximately $630,000 for capital improvements in 1996, most of which are tenant buildouts to attract and retain quality tenants at the shopping center. Major capital improvements performed in 1996 include the expansion of T.J. Maxx and parking lot paving with additional improvements expected to continue throughout the remainder of the year.

Liquidity provided by the MBS is derived primarily from interest income and principal repayments and prepayments of the portfolio. The level of prepayments are contingent upon the interest rate environment, which in turn, affects the Partnership's liquidity. The liquidity provided by the principal prepayments has been used to fund distributions, which has resulted in a reduction of the Partnership's capital resources.

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

The most significant demands on the Partnership's liquidity are the quarterly distributions. Distributions are funded by MBS principal prepayments, distributions received from the Marketplace and working capital reserves. Due to fluctuations in MBS principal prepayments and its effect on the Partnership's liquidity, the Partnership may need to periodically adjust the distribution rate. Therefore, sustaining the distribution rate is mainly dependent upon the future performance of the Marketplace.

Distributable Cash Flow and Net Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the nine months ended September 30, 1996 and the period from inception to September 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flow as a measure of liquidity.

                                       (In $1,000's except per Unit amounts)
                                       For the Nine Months     Inception to
                                       Ended September 30,     September 30,
                                              1996                1996
Distributable Cash Flow:
Net income for tax purposes                  $  835             $ 7,226
Items providing / not requiring or
   (not providing) the use of
      operating funds:
   Amortization of acquisition costs             78                  78
   Amortization of organization costs          -                     50
   Distributions from Joint Venture           1,053              10,519
   Partnership's share of Joint Venture
      taxable net income                       (951)             (7,178)
Total Distributable Cash Flow ("DCF")        $1,015             $10,695

   Unitholders' Share of DCF                 $1,005             $10,589

   Unitholders' Share of DCF per Unit        $  .49             $  5.15(c)

   General Partners' Share of DCF            $   10             $   106

Net Proceeds from Capital Transactions:
Principal collections on MBS, net            $  263             $ 4,716

   Distributions:

      Unitholders                            $1,545(a)          $17,041(b)

      Unitholders' Average per Unit             .75(a)          $  8.27(b)(c)

      General Partners                       $   10(a)          $   109(b)

      Total Distributions                    $1,555(a)          $17,150(b)

(a) Represents distributions paid in 1996, except the February, 1996 distribution, which relates to 1995 cash flow and includes an estimate of the distribution to be paid in November, 1996.
(b)   Includes an estimate of the distribution to be paid in November, 1996.
(c) Unitholders average per Unit return of capital as of November, 1996 is $3.12 ($8.27 - $5.15).

Operations

   Partnership

   Distributable Cash Flow, increased during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. This increase is primarily due to an increase in distributions received from the Joint Venture.

   Total revenue for the three months ended September 30, 1996, increased as compared to the three months ended September 30, 1995, as a result of an increase in net income generated by the Partnership's Joint Venture investment in the Marketplace, as discussed below.

   For the nine months ended September 30, 1996, total revenue decreased as compared to the same time period in 1995, primarily due to a decrease in interest income earned on the Partnership's investments. MBS interest income decreased due to repayment and prepayments of principal which occur on the MBS portfolio. Interest income on other investments also decreased as a result of lower cash and cash equivalent balances available for investment.

   Total expenses increased for the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995, as a result of the amortization of costs relating to the investment in the Marketplace which will continue to be amortized over the remaining life of the Marketplace. This increase was partially offset by a decrease in general and administrative expenses incurred with the preparation and mailing of reports and other investor communications.

   Joint Venture

   Overall, net income increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995. Revenue increased during the same periods, due to higher tenant billings at the Marketplace based upon greater reimbursable operating expenses, including snow removal costs from the stormy winter season, and real estate taxes.

   Property operating expenses for the three months ended September 30, 1996, as compared to the three months ended 1995, decreased as a result of a refund received in the third quarter of 1996, relating to a prior year real estate tax appeal.

   For the nine months ended September 30, 1996 property operating expenses increased, as compared to the nine months ended September 30, 1995, due to increased real estate tax and maintenance expenses. Real estate taxes increased due to both a rise in the assessed value of the Marketplace and an increase in the school tax rate by the local taxing authority. The increase in maintenance expense was due to snow removal expenditures as result of adverse winter weather conditions.

  Depreciation expense increased for the three and nine month periods ended
   September 30, 1996, as compared to the three and nine month periods ended September 30, 1995, as a result of continued capital improvement expenditures.

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


DATE: October 30,1996