Form 10-K
period 1996-12-31
KRUPP CASH PLUS V LIMITED PARTNERSHIP
filed 1997-03-31
CIK 839427

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the fiscal year ended       December 31, 1996


                                    OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from                  to

            Commission file number                 0-18498

                   Krupp Cash Plus-V Limited Partnership
          (Exact name of registrant as specified in its charter)

      Massachusetts                             04-3021560
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                  Identification No.)

470 Atlantic Avenue, Boston, Massachusetts                     02210
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)       617) 423-2233

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

Documents incorporated by reference:  Part IV, Item 14.

The exhibit index is located on pages 10-11.

The total number of pages in this document is 36.
                                  PART I
   This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.  BUSINESS

Krupp Cash Plus-V Limited Partnership (the "Partnership") was formed on August 22, 1988 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. Krupp Plus Corporation and Krupp Company Limited Partnership-VI were the original General Partners of the Partnership. On March 15, 1995, Krupp Plus Corporation withdrew as General Partner from the Partnership and assigned its rights, title and interest in the Partnership to Krupp Company Limited Partnership-VI. Krupp Depositary Corporation is the Corporate Limited Partner. For details, see Note A to Financial Statements included in Appendix A of this report.

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

The Partnership's investment in retail real estate is also subject to such risks as (i) competition from existing and future projects held by other owners in the location of the Partnership's property, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, the financial failure of a tenant or the inability of retail tenants to achieve gross sales at a level sufficient to provide for additional rental income based on a percentage of sales, (iii) possible adverse changes in general economic and local conditions, such as competitive over-building, increases in unemployment, or adverse changes in real estate zoning laws, and (iv) other circumstances over which the Partnership may have little or no control.

As of December 31, 1996, there was one person employed on-site by the Joint Venture.

ITEM 2.  PROPERTY

As of December 31, 1996, the Partnership has an unleveraged joint venture investment in a shopping center with 320,684 square feet of leasable space. Additional detailed information with respect to the property is contained in Note D to the Financial Statements as well as the Separate Financial Statements and Schedule III for Spring Valley Partnership which are included in Item 8 (Appendix A) of this report.

A summary of the Partnership's real estate investment is presented below.

                                                         Average Occupancy
                                                         For the Year Ended
                          Year of   Current Leasable         December 31,
 Description            Acquisition  Square Footage  1996  1995  1994  1993 1992

 Spring Valley
   Marketplace (1)         1988        320,684        98%   98%   96%   95%  95%

(1) The Partnership has a 49.9% joint venture interest in this property.

Tenant buildouts and improvements planned for 1997 are those that the General Partners believe are necessary to keep the property competitive in its respective market and to maintain or increase its current occupancy level.

There were four tenants at Spring Valley Marketplace that occupied greater than 10% of the Partnership's leasable space as of December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

              There are no material pending legal proceedings to which the Partnership is a party or to which its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                  Part II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

There currently is no public market for the Units and it is not anticipated that any such public market will develop. The transfer of Units is subject to certain limitations contained in the Partnership Agreement.

The number of investors holding Units ("Unitholders") as of December 31, 1996 is approximately 2,800.

The Partnership made the following distributions, in quarterly installments, during the two years ended December 31, 1996 and 1995:

                                      1996                   1995
                                Amount    Per Unit    Amount     Per Unit

   Limited Partners:
   Unitholders                $2,060,351   $1.00    $2,060,350    $1.00
   (2,060,350 Units)

   Corporate Limited Partner         100    1.00           100     1.00
   (100 Units)

  General Partners                14,625                17,139

                              $2,075,076            $2,077,589

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

                                   Year ended December 31,
                   1996          1995        1994          1993         1992

Total revenue   $1,080,428   $ 1,130,856  $   896,048   $   935,592  $ 1,017,946

Net income        698,265       887,535      603,140       571,567      699,062

Net income
 allocated
 to Partners:

   Unitholders   691,248       878,617      597,080       565,824      692,037
   Per Unit          .34           .43          .29           .27          .34

   Corporate Limited
    Partner           34            43           29            27           34

  General
   Partners        6,983         8,875        6,031         5,716        6,991

Total assets at
 December 31  24,916,567    26,240,244   27,437,104    28,896,948   30,400,262

Distributions:

 Unitholders   2,060,351     2,060,350    2,064,585     2,058,935    2,680,726
  Per Unit (a)      1.00          1.00         1.00          1.00         1.30

 Corporate Limited
 Partner             100           100          100           100          130

 General Partners  14,625        17,139       11,965        12,999       14,366

(a) For the periods ended 1996, 1995, 1994, 1993 and 1992 the Limited Partners' average per Unit return of capital was $.44, $.30, $.28, $.39, and $.00, respectively.

Prior performance of the Partnership is not necessarily indicative of future operations.

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

Spring Valley Marketplace (the "Marketplace") is currently occupied at a rate of 98%. In order to retain or increase this level of occupancy and to remain competitive within its immediate market, the Marketplace is expected to spend approximately $625,000 for capital improvements in 1997, most of which are tenant buildouts and exterior improvements necessary to attract and retain quality tenants at the shopping center. Major capital improvements performed in 1996 included the expansion of T.J. Maxx and parking lot paving which is expected to continue into 1997.

Liquidity provided by the MBS is derived primarily from interest income, scheduled principal payments and prepayments of the portfolio. The level of prepayments is contingent upon the interest rate environment, which in turn, affects the Partnership's liquidity. The liquidity provided by the principal prepayments has been used to fund distributions, which has resulted in a reduction of the Partnership's capital resources.

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

The most significant demands on the Partnership's liquidity are the quarterly distributions. Distributions are funded by MBS principal collections, distributions received from the Marketplace and working capital reserves. Due to fluctuations in MBS principal prepayments and its effect on the Partnership's liquidity, the Partnership may need to periodically adjust its distribution rate. Therefore, sustaining the distribution rate is mainly dependent upon the future performance of the Marketplace.

Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the year ended December 31, 1996 and the period from inception to December 31, 1996. The General Partner provides certain information below to meet requirements of the Partnership Agreement and because it believes that is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flow as a measure of liquidity.

                                        (In $1,000's except per Unit amounts)
                                           For the Year        Inception to
                                        Ended December 31,     December 31,
                                               1996                1996
Distributable Cash Flow:
Net income for tax purposes                  $ 1,016            $  7,407
Items providing / not requiring or
   (not providing) the use of
      operating funds:
   Amortization of acquisition costs             105                 105
   Amortization of organization costs           -                     50
   Distributions from Joint Venture            1,264              10,730
   Partnership's share of Joint Venture
      taxable net income                      (1,229)             (7,456)
Total Distributable Cash Flow ("DCF")        $ 1,156            $ 10,836

   Unitholders' Share of DCF                 $ 1,144            $ 10,728

   Unitholders' Share of DCF per Unit        $   .56            $   5.21(c)

   General Partners' Share of DCF            $    12            $    108

Net Proceeds from Capital Transactions:
   Principal collections on MBS, net         $   270            $  4,723

   Distributions:

      Unitholders                            $ 2,060(a)         $ 17,556(b)

      Unitholders' Average per Unit          $  1.00(a)         $   8.52(b)(c)

      General Partners                       $    15(a)         $    114(b)

      Total Distributions                    $ 2,075(a)         $ 17,670(b)

(a)Represents distributions paid in 1996, except the February 1996 distribution, which relates to 1995 cash flow and includes an estimate of the distribution to be paid in February 1997.
(b)Includes an estimate of the distribution to be paid in February 1997.
(c)Unitholders average per Unit return of capital as of February 1997 is $3.31 ($8.52 - $5.21).

Operations

   Partnership

1996 compared to 1995
Overall, distributable cash flow, as defined in the Partnership Agreement, decreased from 1995 to 1996, primarily due to the decrease in distributions received from the Joint Venture.
Net income for the Partnership decreased by $189,000 from 1995 to 1996, due to both a decline in interest income and an increase in total expenses. In 1996, as compared to 1995, total revenue decreased primarily due to a decline in other interest income as a result of lower cash and cash equivalent balances available for investment. MBS interest income decreased due to scheduled payments and prepayments of principal which occur on the MBS portfolio. This decrease is partially offset by a slight increase in net income generated by the Partnership's Joint Venture investment in the Marketplace, as discussed below.

Total expenses increased in 1996, as compared to 1995. General and administrative expense increased primarily due to an increase in charges incurred in connection with the preparation and mailing of Partnership reports and other investor communications. Also, in 1996, the Partnership began amortizing costs relating to the investment in the Joint Venture which will continue to be amortized over the remaining life of the underlying asset.

1995 compared to 1994
Overall distributable cash flow, as defined in the Partnership Agreement, decreased from 1994 to 1995 primarily due to the decrease in distributions received from the Joint Venture as a result of the Joint Venture's desire to increase working capital reserves.

Net income for the Partnership increased by $284,000 from 1994 to 1995 primarily due to an increase in revenue. Revenue increased as a result of an increase in net income generated by the Marketplace. MBS interest income decreased in 1995 when compared to 1994 due to an overall reduction in the average MBS principal balance outstanding during 1995. This decrease was offset by an increase in interest received from the Partnership's short-term investments.

 Joint Venture

1996 compared to 1995
Net income for the Marketplace experienced a slight increase when comparing 1995 to 1996. Revenue increased primarily due to higher tenant billings at the Marketplace based upon greater reimbursable expenses, including snow removal costs from the stormy winter season, and real estate taxes.

During 1996, total expenses increased, as compared to 1995, primarily due to significant increases in maintenance expense and real estate taxes. Maintenance expense increased due to a rise in snow removal expenditures as a result of the adverse winter weather conditions. The increase in real estate taxes is due to both a rise in the assessed value of the Marketplace and an increase in the school tax rate by the local taxing authority. Operating expense increased due to an increase in expenses relating to the operation of the property including computer, accounting, travel, insurance, legal and payroll costs. Management fees also increased in conjunction with the rise in revenue.

Depreciation expense increased in 1996, as compared to 1995, as a result of continued capital improvement expenditures.

1995 compared to 1994

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

In comparing 1995 to 1994, operating expenses at the Marketplace decreased significantly, primarily due to reduced general and administrative expenses. These savings were partially offset by increases in maintenance expenses primarily from the resurfacing of the parking lot, real estate taxes due to an increase in the assessed value of the Marketplace, and depreciation expense due to tenant improvements during 1995 and 1994.

General

In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate asset.

In assessing the impairment of the underlying real estate owned by the Joint Venture, the General Partner routinely performs market and growth studies combined with periodic appraisals of the underlying property. If the General Partner believes that there is a material impairment in value, a provision to write down the investment to fair value will be charged against income. At this time, the General Partner does not believe that the asset of the Partnership is materially impaired.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                 Position with
      Name and Age               Krupp Plus-II Corporation

      Douglas Krupp (50)         Co-Chairman of the Board
      George Krupp (52)          Co-Chairman of the Board
      Laurence Gerber (40)       President
      Robert A. Barrows (39)     Treasurer

   Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare Corporation (NYSE-HBR). George Krupp is Douglas Krupp's brother.

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

   Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as Director of Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare Corporation (NYSE-HBR), as well as President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

   Robert A. Barrows is Senior Vice President and Chief Financial Officer of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

   The Partnership does not have any directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of December 31, 1996 no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding 2,060,350 Depositary Receipts. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Partnership does not have any directors, executive offices or nominees for election as director. Additionally, as of December 31, 1996 no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements - see Index to Financial Statements included under Item 8 (Appendix A) on page F-2 of this report.

   2. Financial Statement Schedules - all schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

   3. Separate Financial Statements - as required by Rule 3-09 of
      Regulation S-X, the financial statements and schedule for Spring Valley Marketplace (the "Joint Venture") are included under Item 8 (Appendix A) on pages F-13 through F-24 of this report.

(b)Exhibits:

   Number and Description
   Under Regulation S-K

The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

(4) Instruments defining the rights of security holders including indentures:

(4.1) Agreement of Limited Partnership dated as of February 23, 1989 [Exhibit A to Prospectus included in Amendment No. 2 of Registrants's Registration Statement on Form S-11 dated March 1, 1989 (File No. 33-24181)].*

(4.2) Subscription Agreement Specimen [Exhibit D to Prospectus included in
      Amendment No. 2 of Registrant's Registration Statement on Form S-11 dated March 1, 1989 (File No. 33-24181)].*

      (4.3) First Amendment to and Restatement of Certificate of Limited Partnership filed with the Massachusetts Secretary of State on February 22, 1989 [Exhibit 4.4 to Prospectus included in Amendment No. 2 of Registrant's Registration Statement on Form S-11 dated March 1, 1989 (File No. 33-24181)].*

(4.4) Krupp Sponsored IRA New Investor Application [Exhibit 4.5 to
      Prospectus included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated November 30, 1988 (File No. 33-24181)].*

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

      *    Incorporated by reference.

(c)        Reports on Form 8-K

           During the last quarter of the fiscal year ended December 31, 1996, the Partnership filed no reports on Form 8-K.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of March, 1997.


Signatures                     Titles


/s/ Douglas Krupp              Co-Chairman (Principal Executive Officer)
Douglas Krupp                  and Director of Krupp Plus-II Corporation,
                               the General Partner of Krupp Company Limited
                               Partnership-VI

/s/ George Krupp               Co-Chairman (Principal Executive Officer)
                               and
George Krupp                   Director of Krupp Plus-II Corporation, the
                               General Partner of Krupp Company Limited
                               Partnership-VI


/s/ Laurence Gerber            President of Krupp Plus-II Corporation,
Laurence Gerber                the General Partner of Krupp Company Limited
                               Partnership-VI


/s/ Robert A. Barrows          Treasurer of Krupp Plus-II Corporation,
Robert A. Barrows              the General Partner of Krupp Company Limited
                               Partnership-VI



                                APPENDIX A

                   KRUPP CASH PLUS-V LIMITED PARTNERSHIP








                           FINANCIAL STATEMENTS
                            ITEM 8 of FORM 10-K

          ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                   For the Year Ended December 31, 1996

                   KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Accountants                                       F-3


Balance Sheets at December 31, 1996 and December 31, 1995               F-4

Statements of Income For the Years Ended December 31, 1996,
1995 and 1994                                                           F-5


Statements of Changes in Partners' Equity for the Years Ended
December 31, 1996, 1995 and 1994                                        F-6


Statements of Cash Flows for the Years Ended December 31, 1996,
1995 and 1994                                                           F-7


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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Cash Plus-V Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Boston, Massachusett           COOPERS & LYBRAND L.L.P.
January 31, 1997

                     KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                                BALANCE SHEETS

                          December 31, 1996 and 1995


                                    ASSETS

                                                     1996             1995

Real estate assets:
   Investment in Joint Venture, net of
      accumulated amortization of $104,586,
      and $0, respectively (Note D)              $22,729,660      $23,187,379
   Mortgage-backed securities ("MBS"),
      net of accumulated amortization (Note C)       645,762          915,554

         Total real estate assets                 23,375,422       24,102,933

Cash and cash equivalents                          1,524,048        2,101,121
Interest receivable and other assets                  17,097           36,190

         Total assets                            $24,916,567      $26,240,244



                       LIABILITIES AND PARTNERS' EQUITY


Liabilities:
   Accrued audit liability                       $    13,500      $     9,729
   Due to affiliates (Note F)                         49,363             -

         Total liabilities                            62,863            9,729

Partners' equity (deficit) (Note E):
   Unitholders
      (2,060,350 Units outstanding)               24,904,826       26,273,929
   Corporate Limited Partner
      (100 Units outstanding)                           (601)            (535)
   General Partners                                  (50,521)         (42,879)

         Total Partners' equity                   24,853,704       26,230,515

         Total liabilities and Partners' equity  $24,916,567      $26,240,244


                    The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME

             For the Years Ended December 31, 1996, 1995 and 1994




                                        1996           1995          1994
Revenue:
   Partnership's share of Joint
      Venture net income (Note D)   $   910,834     $  906,900    $  674,187
   Interest income - MBS (Note C)        72,801         86,939       122,957
   Interest income - other               96,793        137,017        98,904

         Total revenue                1,080,428      1,130,856       896,048

Expenses:
   General and administrative
      (Note F)                          134,399         99,239       143,932
   Asset management fees (Note F)       143,178        144,082       145,643
   Amortization of organization
      costs                                -              -            3,333
   Amortization of acquisition
      costs (Note D)                    104,586           -             -

         Total expenses                 382,163        243,321       292,908

Net income (Note G)                 $   698,265     $  887,535    $  603,140

Allocation of net income (Note E):

   Unitholders
      (2,060,350 Units outstanding) $   691,248     $  878,617    $  597,080

   Net income per Unit of
      Depositary Receipt            $       .34     $      .43    $      .29

   Corporate Limited Partner
      (100 Units outstanding)       $        34     $       43    $       29

   General Partners                 $     6,983     $    8,875    $    6,031

                    The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
             For the Years Ended December 31, 1996, 1995 and 1994



                                    Corporate                 Total
                                    Limited    General        Partners'
                      Unitholders   Partner    Partners       Equity

Balance at
 December 31, 1993    $28,923,167   $  (407)   $(28,681)    $28,894,079

Distributions          (2,064,585)     (100)    (11,965)     (2,076,650)

Net income                597,080        29       6,031         603,140

Balance at
 December 31, 1994     27,455,662      (478)    (34,615)     27,420,569

Distributions          (2,060,350)     (100)    (17,139)     (2,077,589)

Net income                878,617        43       8,875         887,535

Balance at
 December 31, 1995     26,273,929      (535)    (42,879)     26,230,515

Distributions (Note E) (2,060,351)     (100)    (14,625)     (2,075,076)

Net income (Note E)       691,248        34       6,983         698,265

Balance at
 December 31, 1996    $24,904,826   $  (601)   $(50,521)    $24,853,704

The per Unit distributions for the years ended December 31, 1996, 1995, and 1994 were $1.00, $1.00 and $1.00, respectively.

                    The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1996, 1995 and 1994


                                           1996         1995         1994
Operating activities:
   Net income                          $   698,265  $   887,535   $  603,140
   Adjustments to reconcile net
      income to net cash provided by
      operating activities:
         Amortization of acquisition
            costs                          104,586         -            -
         Amortization of organization
            costs                             -            -           3,333
         Amortization of MBS discount       (4,847)        (669)     (13,194)
         Partnership's share of Joint
            Venture net income            (910,834)    (906,900)    (674,187)
         Distributions from Joint
            Venture                        910,834      906,900      674,187
         Decrease (increase) in interest
            receivable and other
            assets                          19,093        2,279       (6,655)
         Increase in due to affiliates      49,363         -            -
         Increase (decrease) in accrued
            audit liability                  3,771       (6,806)      13,666

            Net cash provided by
               operating activities        870,231      882,339      600,290

Investing activities:
   Distributions from Joint Venture
      in excess of net income              353,133      561,160      903,153
   Principal collections on MBS            274,639       69,680      778,941

            Net cash provided by
               investing activities        627,772      630,840    1,682,094

Financing activity:
   Distributions                        (2,075,076)  (2,077,589)  (2,076,650)


Net increase (decrease) in cash
   and cash equivalents                   (577,073)    (564,410)     205,734

Cash and cash equivalents,
   beginning of year                     2,101,121    2,665,531    2,459,797

Cash and cash equivalents,
   end of year                         $ 1,524,048  $ 2,101,121   $2,665,531

                  The accompanying notes are an integral
                     part of the financial statements.

                   KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                       NOTES TO FINANCIAL STATEMENTS


A.Organization

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

The Partnership issued all of the Corporate Limited Partner Interests to Krupp Depositary Corporation (the "Corporate Limited Partner") in exchange for a capital contribution of $2,000. The Corporate Limited Partner, in turn, issued Depositary Receipts (the "Units") to the investors and assigned all of its rights and interest in the Limited Partner Interests (except for its $2,000 Limited Partner's interest) to the holders of the Units (the "Unitholders"). As of March 1, 1991, the Partnership completed its public offering having sold 2,060,350 Units for $41,203,189, net of purchase volume discounts of $3,811.

B.Significant Accounting Policies

The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note G):

Risks and Uncertainties

The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. Cash equivalents are recorded at cost, which approximates current market values.

Deferred Costs

Costs incurred in connection with the acquisition of computer software are being amortized over a five year period using the straight-line method. Costs incurred in connection with the organization of the Partnership were amortized over a five year period using the straight-line method. Costs incurred in connection with the acquisition of the Partnership's Joint Venture are amortized over the remaining life of the underlying asset.

Investment in Joint Venture
The Partnership has a 49.9% interest in the Spring Valley Partnership (the "Joint Venture"). This investment was recorded at cost and is accounted for by the equity method since the Partnership Agreement requires a two-thirds majority for all major decisions regarding the Joint Venture. As such, the Partnership does not have control of the operations of the underlying assets. Under the equity method of accounting, the Partnership's equity investment in the net income of the Joint Venture is included currently in the Partnership's net income. Cash distributions received from the Joint Venture reduce the Partnership's investment (see Note D).

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

In assessing the impairment of the Joint Venture investment, the General Partner routinely performs market and growth studies combined with periodic appraisals of the underlying property. If the General Partner believes there is a material impairment in value, a provision to write down the investment to fair value will be charged against income. At this time, the General Partner does not believe that any asset of the Partnership is materially impaired.

Reclassifications

Certain prior year balances have been reclassified to conform with current year financial statement presentation.

C.Mortgage-Backed Securities

All of the MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation. The following is additional information on the MBS held as of December 31, 1996 and 1995:

                                                         1996    1995

            Face Value                                $656,558     $931,197

            Amortized cost                            $645,762     $915,554

            Estimated Market Value                    $694,000     $940,000

Coupon rates of the MBS range from 9.0% to 9.5% per annum and mature in the years 2016 and 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $48,407 and $24,446 at December 31, 1996 and 1995, respectively. The Partnership does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity.

D.Investment in Joint Venture

On December 14, 1988, the Joint Venture acquired Spring Valley Marketplace (the "Marketplace"), a 320,684 square foot shopping center located on 30 acres of land in Spring Valley, Rockland County, New York. The Joint Venture acquired the Marketplace for $50,000,000 and incurred closing costs of $359,408 related to the acquisition. Additionally, the Joint Venture executed a Net Operating Income Guaranty Agreement ("NOI Guaranty Agreement") with the seller, by which, the seller would reimburse the Joint Venture if the net operating income from the Marketplace did not meet or exceed $4.3 million annually. In accordance with the Net Operating Income Guaranty Agreement, the Joint Venture has collected $1,000,000, the maximum obligation due from the seller, and has therefore reduced the cost basis of the Marketplace by this amount for financial reporting purposes. The Marketplace, built in 1987, consists of one structure anchored by five major tenants and is connected by five sections occupied by smaller tenants. The Joint Venture owns the Marketplace free and clear from all material liens or encumbrances.

The Partnership holds a 49.9% joint venture interest. The investment balance reflects the original cost of the investment, acquisition costs of $1,882,546 which are being amortized over the remaining life of the underlying asset, allocations of net income earned by the Joint Venture and distributions received by the Joint Venture. For the year ended December 31, 1996, the Partnership recognized amortization of acquisition costs of $104,586.

Separate financial statements for the Joint Venture are included on pages F-13 through F-24 of this report.

E.Partners' Equity

 Under the Partnership Agreement, profits or losses from Partnership operations and Distributable Cash Flow are allocated 99% to the Unitholders and Corporate Limited Partner (the "Limited Partners") based on Units held, and 1% to the General Partners.

 Profits arising from a capital transaction will be allocated in the manner as net cash proceeds (described below). Losses from a capital transaction will be allocated 99% to the Limited Partners and 1% to the General Partners.

 Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, proceeds will be applied to the payment of all debts and liabilities of the Partnership then due; any reserves for contingent liabilities will then be funded. Remaining net cash proceeds will then be distributed first, to the Limited Partners, until they have received a return of their total invested capital; second, to the General Partner, until it has received a return of its total invested capital; third, to the Limited Partners until they have received any deficiency in the 12% cumulative return on invested capital through fiscal years prior to the date of the capital transaction; fourth, to the General Partner until it has received an amount necessary so that the amounts of net cash proceeds whenever allocated under the third and fourth clauses are in the ratio of 90 to 10; and fifth, 90% to the Limited Partners and 10% to the General Partner.

 As of December 31, 1996, the following cumulative Partner contributions and allocations have been made since inception of the Partnership:

                                           Corporate
                                            Limited    General
                             Unitholders    Partner    Partners      Total

     Capital Contributions   $ 41,203,189  $   2,000   $  3,000   $ 41,208,189

     Syndication Costs         (4,826,066)      -          -        (4,826,066)

     Distributions            (17,036,541)      (929)  (106,756)   (17,144,226)

     Net income (loss)          5,564,244     (1,672)    53,235      5,615,807

     Balance at
       December 31, 1996     $ 24,904,826  $    (601)  $(50,521)  $ 24,853,704

F.Related Party Transactions

Under the terms of the Partnership Agreement, the General Partner or its affiliates are entitled to an Asset Management Fee for the management of the Partnership's business equal to .5% per annum of the Total Invested Assets of the Partnership, as defined in the Prospectus, payable quarterly. The Partnership also reimburses affiliates of the General Partner for certain expenses incurred in connection with the preparation and mailing of reports and other communications to the Unitholders.

Amounts paid to the General Partners or their affiliates were as follows:

                                  1996       1995        1994

      Asset management fees     $143,178   $144,082    $145,643

      Expense reimbursements      92,401     53,519      88,291

      Charged to operations     $235,579   $197,601    $233,934

 Due to affiliates consists of expense reimbursements of $49,363 and $0 as of December 31, 1996 and 1995, respectively.

G.Federal Income Taxes

 The reconciliation of net income reported in the accompanying Statements of Income with the net income reported in the Partnership's 1996, 1995 and 1994 federal income tax returns is as follows:

                                    1996          1995       1994

      Net income per Statement of Income      $  698,265   $  887,535 $603,140

      Difference in Partnership's
          share of Joint Venture taxable
          net income due to book to tax
               difference in depreciation        296,811      264,724  248,722

      Difference in Partnership's
          share of Joint Venture taxable
          net income due to book to tax
          difference in bad debt                   7,767         -            -

      Difference in Partnership's
          share of difference due to
          rental adjustment required by
          Generally Accepted Accounting
          Principles                              13,120      (9,071) (17,757)

      Net income for federal income tax
          purposes                            $1,015,963   $1,143,188 $834,105


 The allocation of the 1996 net income for federal income tax purposes is as follows:


                                   Portfolio     Passive
                                    Income       Income           Total

   Unitholders                     $ 184,452    $821,303       $1,005,755

   Corporate Limited Partner               9          40               49

   General Partners                    1,863       8,296           10,159

                                   $ 186,324    $829,639       $1,015,963

For the years ended December 31, 1996, 1995 and 1994 the average per Unit income to the Unitholders for federal income tax purposes was $.49, $.55 and $.40, respectively.

The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $1,840,000 and $1,470,000 at December 31,1996 and 1995, respectively. The tax and book bases of the Partnership's liabilities are the same.


                            SPRING VALLEY PARTNERSHIP


                        FINANCIAL STATEMENTS AND SCHEDULE
                      For the Year Ended December 31, 1996

                            SPRING VALLEY PARTNERSHIP
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                                F-15


Balance Sheets at December 31, 1996 and December 31, 1995         F-16



Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                      F-17


Statements of Changes in Partners' Equity for the Years
Ended December 31, 1996, 1995 and 1994                                  F-18


Statements of Cash Flows for the Years Ended
December 31, 1996, 1995 and 1994                                        F-19


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

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Spring Valley Partnership:

We have audited the financial statements and financial statement schedule of Spring Valley Partnership (the "Joint Venture") listed in the index on page F-14 of these Financial Statements. These financial statements and the financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Valley Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Boston, Massachusetts
January 31, 1997

                            SPRING VALLEY PARTNERSHIP

                                 BALANCE SHEETS
                           December 31, 1996 and 1995



                                     ASSETS



                                                    1996           1995
Real estate assets:
   Land                                         $ 10,403,471   $ 10,403,471
   Building and improvements                      43,425,111     43,005,827
                                                  53,828,582     53,409,298

   Less accumulated depreciation                 (13,983,325)   (12,084,310)

      Total real estate assets                    39,845,257     41,324,988

Cash and cash equivalents                          1,153,075        575,566
Other assets                                       1,099,725        916,171

      Total assets                              $ 42,098,057   $ 42,816,725

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accounts payable                             $     30,044   $     45,576
   Accrued expenses and other
      liabilities (Note C)                           185,163        185,215
   Due to affiliates (Note F)                          7,320          2,722

      Total liabilities                              222,527        233,513

Partners' equity (Note D)                         41,875,530     42,583,212

      Total liabilities and Partners' equity    $ 42,098,057   $ 42,816,725

                   The accompanying notes are an integral
                      part of the financial statements.

                          SPRING VALLEY PARTNERSHIP

                          STATEMENTS OF OPERATIONS
            For the Years Ended December 31, 1996, 1995 and 1994


                                       1996         1995          1994
Revenue:
Rental (Note E)                     $6,938,222   $6,544,064    $5,994,653
Other income                            33,438       35,233        26,811

      Total revenue                  6,971,660    6,579,297     6,021,464

Expenses:
   Operating (Note F)                  376,480      350,023       496,641
   Maintenance                         649,491      511,014       487,766
   Management fees (Note F)            416,414      398,642       344,760
   Real estate taxes                 1,804,942    1,661,539     1,543,217
   Depreciation                      1,899,015    1,840,644     1,798,003

      Total expenses                 5,146,342    4,761,862     4,670,387


Net income (Note G)                 $1,825,318   $1,817,435    $1,351,077

Allocation of net income (Note D):

      Cash Plus-V Limited
         Partnership                $  910,834   $  906,900    $  674,187

      Berkshire Realty
         Company, Inc.              $  914,484   $  910,535    $  676,890


                   The accompanying notes are an integral
                      part of the financial statements.

                      SPRING VALLEY PARTNERSHIP

                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY
            For the Years Ended December 31, 1996, 1995, and 1994



                                                 Berkshire
                                 Cash Plus-V      Realty          Total
                                   Limited        Company,       Partners'
                                 Partnership       Inc.           Equity

Balance at
  December 31, 1993              $22,769,143    $22,748,557    $45,517,700

Distributions                     (1,577,339)    (1,583,661)    (3,161,000)

Net income                           674,187        676,890      1,351,077

Balance at
  December 31, 1994               21,865,991     21,841,786     43,707,777

Distributions                     (1,468,058)    (1,473,942)    (2,942,000)

Net income                           906,900        910,535      1,817,435

Balance at
  December 31, 1995               21,304,833     21,278,379     42,583,212

Distributions (Note D)            (1,263,967)    (1,269,033)    (2,533,000)

Net income (Note D)                  910,834        914,484      1,825,318

Balance at
  December 31, 1996              $20,951,700    $20,923,830    $41,875,530


                   The accompanying notes are an integral
                      part of the financial statements.

                          SPRING VALLEY PARTNERSHIP

                          STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 1996, 1995 and 1994




                                            1996          1995         1994
Operating activities:
   Net income                           $ 1,825,318   $ 1,817,435  $ 1,351,077
   Adjustments to reconcile net
      income to net cash provided by
      operating activities:
         Depreciation                     1,899,015     1,840,644    1,798,003
         Decrease in due from
            affiliates                         -             -             379
         Decrease (increase) in other
            assets                         (183,554)     (143,627)     119,342
         Increase (decrease) in accounts
            payable                         (22,532)       37,044     (126,252)
         Increase in due to affiliates        4,598         2,722         -
         Decrease in other liabilities          (52)       (9,839)      (5,574)

               Net cash provided by
                  operating activities    3,522,793     3,544,379    3,136,975

Investing activities:
   Increase in accounts payable related
      to fixed asset additions                7,000          -            -
   Additions to fixed assets               (419,284)     (279,315)    (294,922)

               Net cash used in investing
                  activities               (412,284)     (279,315)    (294,922)

Financing activity:
   Distributions                         (2,533,000)   (2,942,000)  (3,161,000)

Net increase (decrease) in cash             577,509       323,064     (318,947)

Cash and cash equivalents, beginning
   of year                                  575,566       252,502      571,449

Cash and cash equivalents, end
   of year                              $ 1,153,075   $   575,566  $   252,502

                   The accompanying notes are an integral
                      part of the financial statements.

                          SPRING VALLEY PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS

A.Organization

Spring Valley Partnership (the "Joint Venture") was formed on December 13, 1988 by filing a Business Certificate in the Commonwealth of Massachusetts. The Joint Venture shall continue until December 31, 2027 unless earlier terminated per the Partnership Agreement or by law. The original General Partner interests were issued to Krupp Cash Plus-IV Limited Partnership ("Cash Plus-IV"), at 50.1%; Krupp Cash Plus-V Limited Partnership ("Cash Plus-V"), at .01%; and Krupp Realty Company Limited Partnership ("Krupp Realty Company"), at 49.89%. Pursuant to the original Partnership Agreement, Cash Plus-V purchased Krupp Realty Company's interest in the Joint Venture and succeeded to its capital contributions and its share of profit and loss allocations and distributions. On June 25, 1991, The Joint Venture executed an Amended and Restated Partnership Agreement, whereby Cash Plus-IV assigned its rights, title and interest in the Partnership to Berkshire Realty Company, Inc. ("Berkshire"), a Delaware Corporation. Pursuant to the Assignment and First Amendment to Spring Valley Partnership Amended and Restated Partnership Agreement dated May 1, 1995, Berkshire assigned 49.1% of its rights, title and interest in the Partnership to BRI OP Limited Partnership ("BRI OP LP"), its majority owned subsidiary. As of December 31, 1995, the Joint Venture Partners of Spring Valley Partnership are BRI OP LP (49.1%) and Berkshire (1%), collectively, "Berkshire Realty Company, Inc." (50.1%) and Cash Plus-V Limited Partnership (49.9%). Profits and losses and distributions will continue to be allocated to the Joint Venture Partners based on the percentage of their respective capital contributions to total Partners' capital contributions.

On December 14, 1988, the Joint Venture acquired Spring Valley Marketplace (the "Marketplace"), a 320,684 square foot shopping center located on 30 acres of land in Spring Valley, Rockland County, New York. The Joint Venture acquired the Marketplace for $50,000,000 and incurred closing costs of $359,408 related to the acquisition. Additionally, the Joint Venture executed a Net Operating Income Guaranty Agreement ("NOI Guaranty Agreement") with the seller, by which, the seller would reimburse the Joint Venture if the net operating income from the Marketplace did not meet or exceed $4.3 million annually. Per the NOI Guaranty Agreement, which expired on December 13, 1990, the seller's obligation was limited to $1,000,000 on a cumulative basis. As a result of the NOI Guaranty Agreement, the Joint Venture has collected $1,000,000, the maximum obligation due from the seller, and has therefore reduced the cost basis of the Marketplace by this amount for financial reporting purposes. The Marketplace, built in 1987, consists of one structure anchored by five major tenants and is connected by five sections occupied by smaller tenants. The Joint Venture owns the Marketplace free and clear from all material liens or encumbrances.

B.Significant Accounting Policies

The Joint Venture uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note G):

Risks and Uncertainties

The Joint Venture invests its cash primarily in deposits and money market funds with commercial banks. The Joint Venture has not experienced any losses to date on its invested cash.

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


Cash and Cash Equivalents

The Joint Venture includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. Cash equivalents are recorded at cost, which approximates current market value.

Rental Revenues

Commercial leases require payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis. Leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are also recorded on the accrual basis, but are billed in arrears. Minimum rental revenue for long term commercial leases is recognized on a straight-line basis over the life of the related lease.

Depreciation

Depreciation of building and improvements is provided for by the use of the straight-line method over estimated useful lives of 3-25 years. Tenant improvements are depreciated over the life of the lease.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Joint Venture has implemented policies and practices for assessing impairment of its real estate assets.

The Joint Venture Partners routinely perform market and growth studies combined with periodic appraisals of their unleveraged real estate. The property is carried at cost less accumulated depreciation unless the Joint Venture Partners believe there is a material impairment in value, in which case a provision to write down the investment in property to fair value will be charged against income. At this time, the Joint Venture Partners do not believe its real estate asset is materially impaired.

Leasing Commissions

Leasing commissions are deferred and amortized over the life of the related lease.

Income Taxes

The Joint Venture is not liable for federal or state income taxes because Joint Venture income or loss is allocated to the Partners for income tax purposes. In the event the Joint Venture's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Joint Venture taxable income or loss, such change will be reported to the Partners.

C.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at December 31, 1996 and 1995:

                                                      1996          1995

            Accrued insurance                       $110,846      $109,593
            Tenant security deposits                  71,614        73,442
            Other accrued expenses                     2,703         2,180

                                                    $185,163      $185,215

D.Partners' Equity

Under the terms of the Partnership Agreement, profits, losses and distributions are allocated 49.9% to Cash Plus-V Limited Partnership and 50.1% to Berkshire Realty Company, Inc.

As of December 31, 1996, the following cumulative Partner contributions and allocations had been made since inception of the Joint Venture:

                                                  Berkshire
                                 Cash Plus-V       Realty         Total
                                   Limited        Company,       Partners'
                                 Partnership        Inc.          Equity

      Capital contributions      $ 26,379,755   $ 26,373,641   $ 52,753,396
      Net income                    6,251,859      6,276,918     12,528,777
      Distributions               (11,679,914)   (11,726,729)   (23,406,643)

        Total at
         December 31, 1996       $ 20,951,700   $ 20,923,830   $ 41,875,530

E.Future Base Rents Due Under Commercial Operating Leases

Future base rents due under commercial operating leases in the five years 1997 through 2001 are as follows:

                        1997                    $ 4,232,100
                        1998                      4,093,800
                        1999                      3,693,100
                        2000                      3,375,600
                        2001                      3,124,200
                        Thereafter               15,001,300

F. Related Party Transactions

Property management fees are paid to an affiliate of the Joint Venture Partners monthly at the rate of up to 6% of rentals and other operating income received by the Marketplace. The Joint Venture also reimburses affiliates for certain expenses incurred in connection with operations of the Joint Venture and its property including accounting, computer, insurance, travel legal and payroll.

Amounts paid to affiliates of the Joint Venture Partners during the years ended December 31, 1996, 1995 and 1994 were as follows:

                                        1996       1995         1994

         Property management fees     $416,414   $398,642     $344,760

         Expense reimbursements         87,766     58,284      147,914

            Charged to operations     $504,180   $456,926     $492,674

Due to affiliates consists of expense reimbursements of $7,320 and $2,722 as of December 31, 1996 and 1995, respectively.

G. Federal Income Taxes

   The reconciliation of the net income for each year reported in the accompanying Statement of Operations with the net income reported in the Joint Venture's federal income tax returns is as follows:

                                          1996         1995          1994
         Net income per Statement
            of Operations              $1,825,318   $1,817,435    $1,351,077

            Difference in book to tax
             depreciation                 624,845      573,232       540,438

            Difference in book to tax
             bad debt                      15,566         -             -

            Rental adjustment required
             by Generally Accepted
             Accounting Principles         26,293      (18,176)      (35,585)

         Net income for federal
            income tax purposes        $2,492,022   $2,372,491    $1,855,930

   The allocation of the 1996 net income for federal income tax purposes is as follows:

                                   Passive      Portfolio
                                   Income         Income          Total
      Cash Plus-V
         Limited Partnership    $1,211,802      $   16,730     $1,228,532

      Berkshire Realty Company,
         Inc.                    1,246,782          16,708      1,263,490

                                $2,458,584      $   33,438     $2,492,022

The allocation of passive income differs due to individual Joint Venture Partner depreciation elections.

The basis of the Joint Venture's assets for financial reporting purposes is less than its tax basis by approximately $6,157,000 and $5,533,000 at December 31, 1996 and 1995, respectively. The tax and book bases for the Joint Venture's liabilities are the same.

                          SPRING VALLEY PARTNERSHIP

           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1996



                                           Costs
                                        Capitalized
                                        Subsequent to
         Initial Cost to Joint Venture  Acquisition
                        Buildings &    Buildings &   Depreciable
Description    Land     Improvements   Improvements     Life

Spring Valley
Marketplace  $10,403,471 $ 41,613,880   $  1,811,231 3 to 25 years


                          Gross Amounts Carriat At                          Year
                       End of Year                                       Const-
                         Buildings                               Accum- ruction
                           And                                    ulated Aqu-
Description    Land    Improvements    Total(a)    Depreciation Completed ired

Spring Valley
Marketplace $10,403,471   $ 43,425,111 $53,828,582  $ 13,983,325  1987     1988

Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1996:

                                 1996              1995           1994
    Real Estate

    Balance at
      beginning of year       $53,409,298      $53,129,983     $52,835,061

    Improvements                  419,284          279,315         294,922

    Balance at
      end of year             $53,828,582      $53,409,298     $53,129,983


    Accumulated Depreciation
                                 1996              1995           1994
    Balance at
      beginning of year       $12,084,310      $10,243,666     $ 8,445,663

    Depreciation expense        1,899,015        1,840,644       1,798,003

    Balance at end of year    $13,983,325      $12,084,310     $10,243,666


(a)The Joint Venture uses the cost basis for both income tax and financial statement purposes. The Joint Venture holds title to its property free and clear from all mortgage indebtedness or other material liens or encumbrances. The aggregate cost of the Partnership's real estate for federal income tax purposes was $52,963,179 and the aggregate accumulated depreciation for federal income tax purposes was $6,960,450 for the year ended December 31, 1996.