Form 10-Q
period 1997-03-31
KRUPP CASH PLUS V LIMITED PARTNERSHIP
filed 1997-05-14
CIK 839427

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997

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

The total number of pages in this document is 13.

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


                     KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                                BALANCE SHEETS


                                    ASSETS

                                                      March 31,   December 31,
                                                         1997         1996
Real estate assets:
   Investment in Joint Venture, net of
      accumulated amortization of
      acquisition costs of $130,732
      and $104,586, respectively (Note 2)            $22,391,244  $22,729,660
   Mortgage-backed securities ("MBS"), net of
      accumulated amortization (Note 3)                  633,197      645,762

         Total real estate assets                     23,024,441   23,375,422


Cash and cash equivalents                              1,454,535    1,524,048
Other assets                                              16,328       17,097

         Total assets                                $24,495,304  $24,916,567


                       LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accrued expenses and other liabilities            $     7,276  $    13,500
   Due to affiliates (Note 5)                             35,799       49,363

         Total liabilities                                43,075       62,863

Partners' equity (deficit) (Note 4):
   Unitholders
      (2,060,350 Units outstanding)                   24,503,626   24,904,826
   Corporate Limited Partner
      (100 Units outstanding)                               (620)        (601)
   General Partner                                       (50,777)     (50,521)

         Total Partners' equity                       24,452,229   24,853,704

         Total liabilities and Partners' equity      $24,495,304  $24,916,567

                    The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME



                                                  For the Three Months
                                                     Ended March 31,
                                                  1997           1996

Revenue:
   Partnership's share of Joint Venture
      net income (Note 2)                       $186,731       $206,240
   Interest income - MBS (Note 3)                 14,679         20,406
   Interest income - other                        18,296         26,812

      Total revenue                              219,706        253,458

Expenses:
   General and administrative (Note 5)            43,367         23,987
   Asset management fees (Note 5)                 35,149         35,457
   Amortization of acquisition costs (Note 2)     26,146         26,146

      Total expenses                             104,662         85,590

Net income                                      $115,044       $167,868

Allocation of net income (Note 4):

   Unitholders
      (2,060,350 Units outstanding)             $113,888       $166,181

   Net income per Unit of
      Depositary Receipt                        $    .06       $    .08
Corporate Limited Partner
         (100 Units outstanding)                $      6       $      8

   General Partner                              $  1,150       $  1,679

                    The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS


                                                      For the Three Months
                                                        Ended March 31,
                                                       1997           1996

Operating activities:
   Net income                                      $  115,044     $  167,868
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of MBS discount, net                  (131)          (569)
      Amortization of acquisition costs                26,146         26,146
      Partnership's share of Joint Venture net
         income                                      (186,731)      (206,240)
      Distributions from Joint Venture                186,731        206,240
      Changes in assets and liabilities:
         Decrease in other assets                         769          2,996
         Decrease in accrued expenses and other
            liabilities                                (6,224)        (4,891)
         Decrease in due to affiliates                (13,564)           -

            Net cash provided by operating
               activities                             122,040        191,550

Investing activities:
   Distributions from Joint Venture in excess
      of net income                                   312,270         13,320
   Principal collections on MBS                        12,696         42,966

            Net cash provided by investing
               activities                             324,966         56,286

Financing activity:
   Distributions                                     (516,519)      (519,585)

Net decrease in cash and cash equivalents             (69,513)      (271,749)

Cash and cash equivalents, beginning of period      1,524,048      2,101,121

Cash and cash equivalents, end of period           $1,454,535     $1,829,372


                    The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS



(1) Accounting Policies

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partner of Krupp Cash Plus-V Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.

    In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1997, and its results of operations and cash flows for the three months ended March 31, 1997 and 1996.

    The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2) Investment in Joint Venture

    The Partnership and an affiliate of the Partnership own a 49.9% and 50.1% interest in Spring Valley Partnership (the "Joint Venture"), respectively. The express purpose of entering into the Joint Venture was to acquire and operate Spring Valley Marketplace (the "Marketplace").
    The Marketplace is a 320,684 square foot shopping center located in Spring Valley, Rockland County, New York.

    The Partnership's investment balance reflects the original cost of the investment, acquisition costs of $1,882,546 which are being amortized over the remaining life of the underlying asset, allocations of net income earned by the Joint Venture and distributions received from the Joint Venture. For the quarter ended March 31, 1997, the Partnership recognized amortization of acquisition costs of $26,146.

    Condensed financial statements of the Joint Venture are as follows:

                           Spring Valley Partnership
                           Condensed Balance Sheets


                                    ASSETS


                                              March 31,        December 31,
                                                1997               1996

   Real estate asset, at cost               $ 53,828,648       $ 53,828,582
   Accumulated depreciation                  (14,463,561)       (13,983,325)

         Total real estate asset              39,365,087         39,845,257

   Other assets                                2,112,346          2,252,800

         Total assets                       $ 41,477,433       $ 42,098,057


                       LIABILITIES AND PARTNERS' EQUITY


   Total liabilities                        $    227,693       $    222,527

   Partners' equity:
      The Partnership                         20,639,431         20,951,700
      Joint Venture partner                   20,610,309         20,923,830

         Total Partners' equity               41,249,740         41,875,530

         Total liabilities and
            Partners' equity                $ 41,477,433       $ 42,098,057

                           Spring Valley Partnership
                      Condensed Statements of Operations


                                                 For the Three Months
                                                    Ended March 31,
                                                1997              1996

   Revenue                                  $  1,711,492       $  1,831,357
   Property operating expenses                  (857,046)          (952,636)
   Depreciation                                 (480,236)          (465,415)

         Net income                         $    374,210       $    413,306

(3) Mortgage Backed Securities

    The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation. The following is additional information on the MBS held:

                                            March 31,    December 31,
                                              1997           1996

         Face Value                         $ 643,862     $ 656,558

         Amortized Cost                     $ 633,197     $ 645,762

         Estimated Market Value             $ 676,000     $ 694,000

    Coupon rates of the MBS range from 9.0% to 9.5% per annum and mature in the years 2016 and 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $43,000 and $48,000 at March 31, 1997 and December 31, 1996, respectively. The Partnership does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity.

(4) Changes in Partners' Equity

    A summary of changes in Partners' equity (deficit) for the three months ended March 31, 1997 is as follows:

                                             Corporate              Total
                                              Limited   General    Partners'
                                Unitholders   Partner   Partners    Equity

    Balance at
        December 31, 1996       $24,904,826   $(601)    $(50,521) $24,853,704


    Net income                      113,888       6        1,150      115,044

    Distributions                  (515,088)    (25)      (1,406)    (516,519)

    Balance at March 31, 1997   $24,503,626   $(620)    $(50,777) $24,452,229

    The distribution payable to the General Partner of $1,406 was included in accrued expenses and other liabilities at March 31, 1997.

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

    Amounts paid or accrued to the General Partner or its affiliates were as follows:

                                              For the Three Months
                                                 Ended March 31,
                                                1997        1996

         Asset management fees                $35,149     $35,457

         Expense reimbursements                25,923      12,294

            Charged to operations             $61,072     $47,751

    Due to affiliates consisted of expense reimbursements of $35,799 and $49,363 at March 31, 1997 and December 31, 1996, respectively.



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

The Marketplace had an occupancy rate of 97% as of March 31, 1997. The Marketplace will make capital improvements, as necessary, in order to maintain or increase this level of occupancy and to remain competitive within its immediate market. The Marketplace is expected to spend approximately $447,000 for capital improvements in 1997, most of which are tenant buildouts and exterior improvements necessary to attract and retain quality tenants at the shopping center. Parking lot paving which began in 1996 is expected to be completed in 1997.

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

The Partnership holds MBS that are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"). The principal risks with respect to MBS are the credit worthiness of FHLMC and the risk that the current value of any MBS may decline as a result of changes in market interest rates. The General Partner believes that this risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity.

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


Distributable Cash Flow and Net Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the three months ended March 31, 1997 and the period from inception to March 31, 1997. The General Partner provides certain of the information below to meet requirements of the Partnership Agreement and because it is believed to be an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flow as a measure of liquidity.

                                       (In $1,000's except per Unit amounts)
                                       For the Three Months    Inception to
                                         Ended March 31,         March 31,
                                              1997                 1997
Distributable Cash Flow:
Net income for tax purposes                  $   201            $ 7,608
Items providing / not requiring or
   (not providing) the use of
      operating funds:
   Amortization of acquisition costs              26                131
   Amortization of organization costs            -                   50
   Distributions from Joint Venture              499             11,229
   Partnership's share of Joint Venture
      taxable net income                        (273)            (7,729)
Total Distributable Cash Flow ("DCF")        $   453            $11,289
   Unitholders' Share of DCF                 $   448            $11,176
   Unitholders' Share of DCF
      per Unit                               $   .21            $  5.42
   General Partner's Share of DCF            $     5            $   113

Net Proceeds from Capital Transactions:
Principal collections on MBS, net            $    13            $ 4,736

   Distributions:

      Unitholders                            $   515(a)         $18,071(b)

      Unitholders' Average
         per Unit                            $   .25(a)         $  8.77(b)(c)

      General Partner                        $     5(a)         $   119(b)

      Total Distributions                    $   520(a)         $18,190(b)

(a)   Represents an estimate of the distribution to be paid in May, 1997.
(b)   Includes an estimate of the distribution to be paid in May, 1997.
(c) Limited Partners average per Unit return of capital as of May, 1997 is $3.35 ($8.77 - $5.42).


Operations

   Partnership

   Distributable Cash Flow increased during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, primarily due to the increase in distributions received from the Joint Venture.

   Net income for the Partnership decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to a decline in revenue and an increase in expenses. Total revenue decreased as a result of a decrease in net income generated by the Partnership's Joint Venture investment in the Marketplace, as discussed below. MBS interest income decreased due to repayment and prepayments of principal which occur on the MBS portfolio. Interest income on other investments also decreased as a result of lower cash and cash equivalent balances available for investment.

   Total expenses for the three months ended March 31, 1997 increased, as compared to the same period in 1996, as a result of an increase in charges incurred in connection with the preparation and mailing of Partnership reports and other investor communications.

   Joint Venture

   The Marketplace experienced a slight decrease in net income for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, as the decrease in revenue was greater than the decrease in operating expenses. Rental revenue decreased primarily as a result of lower reimbursable tenant billings derived from lower reimbursable operating expenses. Interest income, however, increased slightly due to the Marketplace's higher average cash and cash equivalent balances.

   Total expenses at the Marketplace decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to a decrease in maintenance expense partially offset by an increase in real estate taxes. Maintenance expense decreased significantly as a result of an unusual amount of snow removal costs during the first quarter of 1996. The increase in real estate taxes is due to both a rise in the assessed value of the Marketplace and an increase in the school tax rate by the local taxing authority. Depreciation expense increased as a result of continued capital improvement expenditures.

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


                                      Krupp Cash Plus-V Limited Partnership
                                         (Registrant)


                                      BY:  /s/Wayne H. Zarozny

                                           Wayne H. Zarozny
                                           Treasurer and Chief Accounting
                                           Officer of the Krupp Corporation,
                                           an affiliate of the General
Partner.

DATE:   April 29, 1997