Form 10-Q
period 1997-06-30
KRUPP CASH PLUS V LIMITED PARTNERSHIP
filed 1997-08-08
CIK 839427

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

(Mark One)


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30,1997

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

Item 1.FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933 and Section 21E of the Securities Exchange
Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                         BALANCE SHEETS



                             ASSETS


                                          June 30,   December 31,
                                            1997        1996
Real estate assets:
  Investment in Joint Venture, net of
     accumulated amortization of
     acquisition costs of $156,879

     and $104,586, respectively (Note 3)    $21,917,186 $22,729,660
  Mortgage-backed securities ("MBS"), net of
     accumulated amortization (Note 4)          622,810     645,762

       Total real estate assets              22,539,996  23,375,422

Cash and cash equivalents (Note 2)            1,488,884   1,524,048
Other assets                                     19,633      17,097

       Total assets                         $24,048,513 $24,916,567



                LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accrued expenses                          $     7,685$   13,500
  Due to affiliates (Note 6)                        607    49,363

       Total liabilities                          8,292    62,863

Partners' equity (deficit)(Note 5):
  Unitholders
     (2,060,350 Units outstanding)           24,095,096 24,904,826
  Corporate Limited Partner
     (100 Units outstanding)                       (640)     (601)
  General Partner                               (54,235)  (50,521)

       Total Partners' equity               $24,040,221 $24,853,704
       Total liabilities and Partners' equity
                                            $24,048,513 $24,916,567

             The accompanying notes are an integral
                part of the financial statements.
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                      STATEMENTS OF INCOME




                          For the Three Months For the Six Months
                             Ended June 30,     Ended June 30,
                            1997       1996      1997       1996

Revenue:
Partnership's share of Joint
  Venture net income (Note 3)$176,837$191,852
                            $363,568 $398,092
 Interest income - MBS (Note 4)14,366  20,171    29,045   40,577
 Interest income - other      18,285   23,213    36,581   50,025

       Total revenue         209,488  235,236   429,194  488,694

Expenses:
 General and administrative
   (Note 6)                    40,179   15,081     83,546  39,068
 Asset management fees (Note 6)35,523   35,794     70,672  71,251
 Amortization of acquisition
   costs (Note 3)             26,147   26,147    52,293   52,293

       Total expenses        101,849   77,022   206,511  162,612

Net income                  $107,639 $158,214  $222,683 $326,082


Allocation of net income
 (Note 5):

   Unitholders (2,060,350
     Units outstanding)     $106,557 $156,624  $220,445 $322,805

   Net income per Unit of
     Depositary Receipt     $    .05 $    .08  $    .11 $    .16

   Corporate Limited Partner
     (100 Units outstanding)$      5 $      8  $     11 $     16

   General Partner          $  1,077 $  1,582  $  2,227 $  3,261


















             The accompanying notes are an integral
                part of the financial statements.

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS



                                              For the Six Months
                                                Ended June 30,
                                              1997         1996

Operating activities:
  Net income$   222,683                    $  326,082
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization of acquisition costs       52,293      52,293
       Amortization of MBS discount              (217)     (1,980)
       Partnership's share of Joint Venture
          net income                         (363,568)   (398,092)
       Distributions from Joint Venture       363,568     398,092
       Changes in assets and liabilities:
          Decrease (increase) in other assets (2,536)      12,815
          Decrease in due to affiliates       (48,756)         -
          Decrease in accrued expenses         (5,815)     (2,979)

             Net cash provided by operating
               activities                     217,652     386,231

Investing activities:
  Distributions from Joint Venture in
     excess of net income                     760,181    270,568
  Principal collections on MBS                 23,169    120,726
  Other investment                               -      (492,256)


             Net cash provided by (used in)
               investing activities           783,350    (100,962)

Financing activity:
  Distributions                            (1,036,166) (1,036,771)

Net decrease in cash and cash equivalents     (35,164)   (751,502)

Cash and cash equivalents, beginning of period 1,524,048 2,101,121

Cash and cash equivalents, end of period      $1,488,884 $1,349,619

















             The accompanying notes are an integral
                part of the financial statements.

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS


(1)Accounting Policies

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

In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year.
See Management's Discussion and Analysis of Financial
Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                        June 30,    December 31,
                                          1997          1996

      Cash and money market accounts  $  995,832    $   778,088
      Commercial paper                   493,052        745,960

                                      $1,488,884    $ 1,524,048

At June 30, 1997, commercial paper represents corporate issues complying with Section 6.2(a) of the Partnership Agreement purchased through a corporate issuer maturing in the third quarter of 1997. At June
30, 1997, the carrying value of the Partnership's investment in commercial paper approximates fair value.

(3)Investment in Joint Venture

The Partnership and an affiliate of the Partnership own a 49.9% and 50.1% interest in Spring Valley
Partnership (the "Joint Venture"), respectively. The express purpose of entering into the Joint Venture was to acquire and operate Spring Valley Marketplace (the
"Marketplace"). The Marketplace is a 320,684 square foot shopping center located in Spring Valley, Rockland County, New York.

The Partnership's investment balance reflects the original cost of the investment, acquisition costs of $1,882,546 which are being amortized over the remaining life of the underlying asset, allocations of net income earned by the Joint Venture and distributions received by the Joint Venture. For the three and six months ended June 30, 1997, the Partnership recognized amortization of acquisition costs of $26,147 and $52,293, respectively.
                            Continued

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

(3)Investment in Joint Venture, Continued

Condensed financial statements of the Joint Venture are as follows:

                    Spring Valley Partnership
                    Condensed Balance Sheets

                             ASSETS
                                      June 30,      December 31,
                                        1997            1996

  Real estate asset, at cost        $ 53,830,612    $ 53,828,582
  Accumulated depreciation           (14,943,896)    (13,983,325)

       Total real estate asset        38,886,716      39,845,257

  Other assets                         2,213,957       2,252,800

       Total assets                 $ 41,100,673    $ 42,098,057

                LIABILITIES AND PARTNERS' EQUITY

  Total liabilities                 $    748,548    $    222,527

  Partners' equity:
     The Partnership                  20,191,519      20,951,700
     Joint Venture partner            20,160,606      20,923,830

       Total Partners' equity         40,352,125      41,875,530

       Total liabilities and
          Partners' equity          $ 41,100,673    $ 42,098,057


                    Spring Valley Partnership
               Condensed Statements of Operations

                     For the Three Months    For the Six Months
                         Ended June 30,      Ended June 30,
                       1997           1996        1997         1996
      Revenue
                   $1,669,134    $1,607,720    $3,380,626   $3,439,077
  Property operating
     expenses       (834,416)      (760,764)   (1,691,462)  (1,713,400)
  Depreciation      (480,335)      (462,481)     (960,571)    (927,896)

     Net income    $ 354,383     $  384,475    $  728,593   $  797,781







                            Continued

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

(4)Mortgage Backed Securities

The MBS held by the Partnership are issued by the Federal Home Loan Mortgage Corporation. The following is additional information on the MBS held:

                                    June 30,   December 31,
                                      1997         1996

       Face Value                   $633,389   $   656,558

       Amortized Cost               $622,810   $   645,762

       Estimated Market Value       $670,000   $   694,000

Coupon rates of the MBS range from 9.0% to 9.5% per annum and mature in the years 2016 and 2017. The
Partnership's MBS portfolio had gross unrealized gains of approximately $47,000 and $48,000 at June 30, 1997 and December 31, 1996, respectively. The Partnership does not expect to realize these gains as it has the intention and ability to hold the MBS until maturity.

(5)Changes in Partners' Equity

A summary of changes in Partners' equity (deficit) for the six months ended June 30, 1997 is as follows:

Corporate                    Total
                           Limited   General   Partners'
      Unitholders          Partner   Partner    Equity

   Balance at
      December 31, 1996   $24,904,826$(601)   $(50,521)$24,853,704

   Net income                 220,445   11       2,227     222,683

   Distributions           (1,030,175)  (50)    (5,941)(1,036,166)

   Balance at June 30, 1997$24,095,096$(640)  $(54,235)$24,040,221

















Continued

KRUPP CASH PLUS-V LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS, Continued



(6)Related Party Transactions

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

Amounts paid or accrued to the General Partner or its affiliates were as follows:

      For the Three Months   For the Six Months
                             Ended June 30,       Ended June 30,
                              1997      1996       1997     1996

   Asset management fees   $35,523 $35,794     $70,672   $71,251

   Expense reimbursements   29,508   6,156      55,431   18,450

   Charged to operations   $65,031 $41,950    $126,103 $ 89,701

Due to affiliates consisted of expense reimbursements of $607 and $49,363 at June 30, 1997 and December 31,
1996, respectively.

KRUPP CASH PLUS-V LIMITED PARTNERSHIP




Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Marketplace had an occupancy rate of 97% as of June 30, 1997. The Marketplace will make capital improvements, as necessary, in order to maintain or increase this level of occupancy and to remain competitive within its immediate market. The
Marketplace is expected to spend approximately
$300,000 for capital improvements in 1997, most of which are tenant buildouts and exterior improvements necessary to attract and retain quality tenants at the shopping center. Parking lot paving which began in 1996 is expected to be completed in 1997.

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

The Partnership holds MBS that are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"). The principal risks with respect to MBS are the credit worthiness of FHLMC and the risk that the current value of any MBS may decline as a result of changes in market interest rates. The General Partner believes that this market interest rate risk is minimal due to the fact that the Partnership has the ability to hold these securities to maturity.

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






Continued

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP



Distributable Cash Flow and Net Proceeds from Capital
Transactions

Shown below is the calculation of Distributable Cash
Flow and Net Cash Proceeds from Capital Transactions as defined by Section 17 of the Partnership Agreement for the six months ended June 30, 1997 and the period from inception to June 30, 1997. The General Partner provides the information below to meet requirements of the Partnership Agreement. However, Distributable
Cash Flow and Net Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                               (In $1,000's except per Unit amounts)
                                For the Six Months  Inception to
                                  Ended June 30,      June 30,
                                       1997              1997
Distributable Cash Flow:
Net income for tax purposes          $  391          $ 7,798
Items providing / not requiring or
  (not providing) the use of
     operating funds:
  Amortization of acquisition costs      52              157
  Amortization of organization costs     -                50
  Distributions from Joint Venture    1,124           11,854
  Partnership's share of Joint Venture
     taxable net income                (532)          (7,988)
Total Distributable Cash Flow ("DCF")$1,035$11,871

  Unitholders' Share of DCF          $1,024          $11,752

  Unitholders' Share of DCF per Unit $  .49          $  5.70(c)

  General Partner's Share of DCF     $   11          $   119

Net Proceeds from Capital Transactions:
Principal collections on MBS, net    $   23          $ 4,746

  Distributions:

     Unitholders                     $1,030(a)       $18,586(b)

     Unitholders' Average
       per Unit                      $  .50(a)       $  9.02(b)(c)

     General Partner                 $   11(a)       $   125(b)

     Total Distributions             $1,041(a)       $18,711(b)

(a)Represents distributions to be paid from 1997 cash flow, including an estimate of the distribution to be paid in August, 1997.
(b)Includes an estimate of the distribution to be paid in August, 1997.
(c)Unitholders' average per Unit return of capital as of August, 1997 is $3.32 ($9.02 - $5.70).



                            Continued

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP


Operations

Partnership

Distributable Cash Flow increased during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, primarily due to the increase in distributions received from the Joint
Venture.

Net income decreased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in expenses and a decrease in revenue. Total revenue decreased as a result of a decrease in net income generated by the Partnership's Joint Venture investment in the Marketplace, as discussed below.
During the same periods, MBS interest income decreased due to repayment and prepayments of principal which occur on the MBS portfolio. Interest income on other investments also decreased as a result of lower cash and cash equivalent balances available for investment.

Total expenses for the three and six month periods ended June 30, 1997 increased as compared to the same periods in 1996, as a result of an increase in charges incurred in connection with the preparation and mailing of Partnership reports and other investor communications.

Joint Venture

The Marketplace experienced a decrease in net income for the three and six month periods ended June 30, 1997, as compared to the three and six month periods ended June 30, 1996.

For the three month period ended June 30, 1997, as compared to the same period in 1996, the increase in expenses more than offset the increase in revenue.
Rental revenue increased due to higher reimbursable tenant billings at the Marketplace as a result of increased reimbursable operating expenses during the period. Interest income also increased due to the Marketplace's higher average cash and cash equivalent balances available for investment.

Total expenses at the Marketplace increased for the three month period ended June 30, 1997, as compared to the three month period ended June 30, 1996, due to increased real estate taxes and leasing expenses.
Real estate taxes increased due to both a rise in the assessed value of the Marketplace and an increase in the school tax rate by the local taxing authority.
Leasing expenses increased due to a slight decrease in occupancy, from an average occupancy rate of 98% for the three months ended June 30, 1996, to 97% for the three months ended June 30, 1997. Depreciation expense increased as a result of continued capital improvement expenditures.

For the six month period ended June 30, 1997, compared to the same period in 1996, the decrease in revenue was greater than the decrease in expenses. Rental revenue decreased due to lower reimbursable tenant billings at the Marketplace as a result of decreased reimbursable operating expenses between the two periods. The decrease in rental revenue was slightly offset by an increase in interest income, as discussed above.

For the six month period ended June 30, 1997, as compared to the same period in 1996, total expenses increased as a result of increased real estate taxes, increased leasing expenses, and increased depreciation expense as discussed above. These increases are partially offset by a decrease in reimbursable snow removal due to the harsh winter of 1996.

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

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



Krupp Cash Plus-V Limited Partnership
                 (Registrant)



BY:  /s/Wayne H. Zarozny
                 Wayne H. Zarozny
                 Treasurer and Chief Accounting
                 Officer of the Krupp Corporation,
                 an affiliate of the General
                 Partner




DATE: August 7, 1997