Form 10-Q
period 1997-09-30
KRUPP CASH PLUS V LIMITED PARTNERSHIP
filed 1997-11-13
CIK 839427

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended
September 30, 1997

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

The total number of pages in this document is 12.

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

               KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                          BALANCE SHEETS



                              ASSETS

                                          September 30,December 31,
                                              1997         1996
Real estate assets:
  Investment in Joint Venture, net of
     accumulated amortization of
     acquisition costs of $183,025
     and $104,586, respectively (Note 3)  $21,852,808  $22,729,660
  Mortgage-backed securities ("MBS"), net of
     accumulated amortization (Note 4)        600,199      645,762

       Total real estate assets            22,453,007   23,375,422

Cash and cash equivalents (Note 2)          1,109,368    1,524,048
Other assets                                   17,409       17,097

       Total assets                       $23,579,784  $24,916,567



                 LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accrued expenses                        $    15,942 $    13,500
  Due to affiliates (Note 6)                     -          49,363

       Total liabilities                       15,942       62,863

Partners' equity (deficit) (Note 5):
  Unitholders
     (2,060,350 Units outstanding)         23,624,112   24,904,826
  Corporate Limited Partner
     (100 Units outstanding)                     (663)       (601)
  General Partner                             (59,607)    (50,521)

       Total Partners' equity              23,563,842   24,853,704

  Total liabilities and Partners' equity  $23,579,784  $24,916,567






              The accompanying notes are an integral
                 part of the financial statements.
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                      STATEMENTS OF INCOME

      For the Three Months           For the Nine Months
        Ended September 30,          Ended September 30,
         1997        1996              1997         1996

Revenue:
  Partnership's share of Joint
     Venture net income
     (Note 3)              $115,513  $321,642 $479,081    $719,734
  Interest income - MBS
     (Note 4)                14,118    17,391   43,163      57,968
  Interest income - other    17,046    24,313   53,627      74,338

  Total revenue             146,677   363,346      575,871  852,040

Expenses:
  General and administrative
     (Note 6)                40,087    23,508     123,633  62,576
  Asset management fees
     (Note 6)                35,894    35,984      106,566  107,235
  Amortization of acquisition
     costs (Note 3)          26,146    26,146       78,439  78,439

       Total expenses       102,127    85,638      308,638 248,250

Net income                 $ 44,550  $277,708     $267,233$603,790

Allocation of net income
  (Note 5):

  Unitholders  (2,060,350
     Units outstanding)    $ 44,102  $274,918     $264,548$597,723

  Net income per Unit of
     Depositary Receipt    $    .02  $    .13     $    .13$    .29

  Corporate Limited Partner
  (100 Units outstanding)  $      2  $     13     $     13$     29

  General Partner          $    446  $  2,777     $  2,672$  6,038
















The accompanying notes are an integral
                part of the financial statements.

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS


                                          For the Nine Months Ended
                                                 September 30,

                                              1997        1996

Operating activities:
  Net income                              $  267,233 $   603,790
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Amortization of acquisition costs       78,439      78,439
       Amortization of MBS discount              (529)     (4,850)
       Partnership's share of Joint Venture net
          income                             (479,081)  (719,734)
       Distributions from Joint Venture       479,081    719,734
       Changes in assets and liabilities:
          Decrease (increase) in other assets   (312)      17,088
          Increase in accrued expenses          2,442         396
          Increase (decrease) in due to
             affiliates                       (49,363)        152

            Net cash provided by operating
               activities                     297,910     695,015

Investing activities:
  Distributions from Joint Venture in excess
     of net income                            798,413     333,156
  Principal collections on MBS                 46,092     267,678

            Net cash provided by investing
               activities                     844,505     600,834

Financing activity:
  Distributions                            (1,557,095)  (1,556,299)

Net decrease in cash and cash equivalents    (414,680)   (260,450)

Cash and cash equivalents, beginning of period 1,524,048  2,101,121

Cash and cash equivalents, end of period  $ 1,109,368   $ 1,840,671


















             The accompanying notes are an integral
                part of the financial statements.

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS





Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partner of Krupp Cash Plus-V
Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997, its results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended
September 30, 1997 and 1996.

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)  Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                      September 30,December 31,
                                          1997          1996

      Cash and money market accounts  $    613,951  $   778,088
      Commercial paper                     495,417      745,960
                                      $  1,109,368  $ 1,524,048

At September 30, 1997, commercial paper
represents corporate issues maturing in the fourth quarter of 1997. At September 30,
1997, the carrying value of the Partnership's investment in commercial paper approximates fair value.

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

The Partnership's investment balance reflects the original cost of the investment, acquisition costs of $1,882,546 which are being amortized over the remaining life of the underlying asset, allocations of net income earned by the Joint Venture and distributions received by the Joint Venture. For the three and nine months ended September 30, 1997, the Partnership recognized amortization of acquisition costs of $26,146 and $78,439, respectively.
                            Continued

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


(3) Investment in Joint Venture, Continued

   Condensed financial statements of the Joint Venture are as follows:


                    Spring Valley Partnership
                    Condensed Balance Sheets

                             ASSETS
                                    September 30,   December 31,
                                        1997            1996

  Real estate asset, at cost        $ 53,901,744    $ 53,828,582
  Accumulated depreciation           (15,524,853)    (13,983,325)

       Total real estate asset        38,376,891      39,845,257

  Other assets                         2,350,536       2,252,800

       Total assets                 $ 40,727,427    $ 42,098,057


                LIABILITIES AND PARTNERS' EQUITY

  Total liabilities                 $    451,914    $    222,527

  Partners' equity:
     The Partnership                  20,153,287      20,951,700
     Joint Venture partner            20,122,226      20,923,830

       Total Partners' equity         40,275,513      41,875,530

       Total liabilities and
          Partners' equity          $ 40,727,427    $ 42,098,057



                    Spring Valley Partnership
               Condensed Statements of Operations


            For the Three Months           For the Nine Months
             Ended September 30,              Ended September 30,
             1997        1996                  1997       1996


  Revenue $1,679,830  $1,826,598           $5,060,456  $ 5,265,675
Property operating
expenses  (867,383)     (704,553)          (2,558,845) (2,417,953)
Depreciation  (580,957)   (477,473)         (1,541,528)(1,405,369)

Net income$  231,490  $  644,572           $   960,083$ 1,442,353




Continued
KRUPP CASH PLUS-V LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


(4)  Mortgage Backed Securities

   The MBS held by the Partnership are issued by the Federal Home
   Loan Mortgage Corporation. The following is additional information on the MBS held:

                                   September 30,December 31,
                                       1997        1996

       Face Value                  $    610,466$   656,558

       Amortized Cost              $    600,199$   645,762

       Estimated Market Value      $    649,000$   694,000

Coupon rates of the MBS range from 9.0% to 9.5% per annum and mature in theyears 2016 and 2017. The Partnership's MBS portfolio had gross unrealized gains of approximately $49,000 and $48,000 at September 30, 1997 and December 31, 1996, respectively. The Partnership does not expect to realize these gains in the near future as it has the intention and ability to hold the MBS until maturity.

(5)  Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1997 is as follows:
       Corporate        Total
        Limited        General      Partners'
       Unitholders      Partner    Partner            Equity
Balance at
December 31, 1996 $24,904,826  $ (601) $(50,521)    $24,853,704

   Net income      264,548         13      2,672     267,233

Distributions  (1,545,262)        (75)   (11,758)  (1,557,095)

Balance at
September 30, 1997$23,624,112 $   (663) $(59,607) $23,563,842

















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

   Amounts paid or accrued to the General Partner or its affiliates are as follows:

      For the Three Months    For the Nine Months
      Ended September 30,     Ended September 30,
        1997         1996       1997       1996

Asset management fees $35,894 $35,984   $106,566         $107,235

Expense reimbursements  29,508   12,294   84,939           30,744

Charged to operations  $65,402  $48,278 $191,505         $137,979

Due to affiliates consisted of expense reimbursements of $49,363 at December 31, 1996.





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

The Marketplace had an occupancy rate of 93% as of September 30, 1997. Capital improvements will be made as necessary, in order to maintain or increase this level of occupancy and to remain competitive within the immediate market. The Marketplace has spent approximately $73,000 to date and is expected to spend approximately $220,000 for capital improvements at the property in 1997, most of which are tenant buildouts and exterior improvements to attract and retain quality tenants at the shopping center. Parking lot paving and resurfacing of sidewalks which began in 1996 is expected to be completed in 1997. Painting of the external canopy began in the third quarter of 1997.

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











KRUPP CASH PLUS-V LIMITED PARTNERSHIP



Operations

Partnership

Net income decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September
30, 1996, due to a decrease in revenue and an increase in expenses. Total revenue decreased as a result of a decrease in net income generated by the Partnership's Joint Venture investment in the Marketplace, as discussed below. During the same periods, MBS interest income decreased due to repayments of principal on the MBS portfolio. Interest income on other investments also decreased as a result of lower cash and cash equivalent balances available for investment.

Total expenses for the three and nine month periods ended September 30, 1997 increased as compared to the same periods in 1996, as a result of an increase in charges incurred in connection with the preparation and mailing of Partnership reports and other investor communications.


Joint Venture

The Marketplace experienced a decrease in net income for the three and nine month periods ended September 30, 1997, as compared to the three and nine month periods ended September
30, 1996 as revenues decreased and expenses increased.

Rental revenue decreased for the three and nine month periods ended September 30, 1997 as compared to the same periods ended September
30, 1996 because of lower reimbursable tenant billings as a result of decreased reimbursable operating expenses.

Property operating expenses at the Marketplace increased for the three and nine month periods ended September 30, 1997, as compared to the three and nine month periods ended September
30, 1996, primarily due to increased real estate taxes. Real estate taxes increased due to both a rise in the assessed value of the Marketplace and an increase in the school tax rate by the local taxing authority. In 1996 the property also received a real estate tax refund, further reducing tax expenses last year as compared to 1997. The increase in real estates taxes was partially offset by a decrease in maintenance expense due to additional snow removal expenditures in 1996.
Depreciation expense increased as a result of continued capital improvement expenditures.

    KRUPP CASH PLUS-V LIMITED PARTNERSHIP

         PART II - OTHER INFORMATION




Item 1.Legal Proceedings
Response:  None

Item 2.Changes in Securities
Response:  None

Item 3.Defaults upon Senior Securities
Response:  None

Item 4.Submission of Matters to a Vote of Security Holders
Response:  None

Item 5.Other Information
Response:  None

Item 6.Exhibits and Reports on Form 8-K
Response:  None

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



DATE: November 12, 1997