Form 10-K
period 1997-12-31
KRUPP CASH PLUS V LIMITED PARTNERSHIP
filed 1998-03-30
CIK 839427

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-K

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [NO FEE REQUIRED]

     For the fiscal year ended
December 31, 1997

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

The exhibit index is located on pages 8-9.

The total number of pages in this document is 37.
                   PART I

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

On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the General Partner, as agent for the Partnership and its Joint Venture Partner,
Berkshire Realty Company Inc., (collectively referred to herein as the "Joint Venture
Partners") entered into an Agreement of Sale to sell the Joint Venture's property, Spring
Valley Marketplace, a shopping center
containing 320,684 leasable square feet
located in Spring Valley, New York, to Kejack,
Inc. and its permitted assigns, which are unaffiliated third parties. The property was included in a package with thirteen other properties owned by affiliates of the General
Partner. The total selling price of the fourteen properties was $138,000,000, of which the Joint Venture Partners received
$29,571,700, less their share of the closing costs. The transaction was consummated on January 30, 1998.

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partner expects to liquidate and distribute the remaining assets of the Partnership in 1998
(see Note H to Financial Statements, included in Item 8 (Appendix A) of this report.)


As of December 31, 1997, there was one person employed on-site by the Joint Venture.








ITEM 2.  PROPERTY

As
of December 31, 1997, the Partnership had an unleveraged joint venture investment in a shopping center with 320,684 square feet of leasable space. Additional detailed information with respect to the property is contained in Note D to the Financial
Statements as well as the Separate Financial
Statements and Schedule III for Spring Valley
Partnership which are included in Item 8
(Appendix A) of this report.

A summary of the Partnership's real estate investment is presented below.

                                                   Average
Occupancy
                                  For the Year Ended
Year of Current Leasable               December 31,
  Description        Acquisition               Square Footage
1997  1996           1995      1994           1993

  Spring Valley
    Marketplace (1)     1988      320,684      96%  98% 98%  96%  95%

  (1) The Partnership has a 49.9% joint venture interest in this property.

  There were four tenants at Spring Valley Marketplace that occupied greater than 10% of the Partnership's leasable space as of December 31, 1997.

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

The number of investors holding Units
("Unitholders") as of December 31, 1997 is approximately 2,700.

The Partnership made the following
distributions, in quarterly installments, during the two years ended December 31, 1997 and 1996:

                    1997                      1996
               Amount Per Unit         Amount  Per Unit
 Limited Partners:

 Unitholders   $2,060,350      1.00        $2,060,351   $1.00
     (2,060,350 Units)

 Corporate Limited
 Partner (100 Units) 100     1.00        100            1.00

 General Partner    12,847    14,625$2,073,297      $2,075,076

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

                     Year ended December 31,
           1997          1996        1995                  1994       1993

Total income (a)$   132,375$  169,594 $   223,956 $  221,861    $  288,831

Net income (loss) (5,960,390)  698,265    887,535    603,140      571,567

Net income (loss)
 allocated to Partners:

  Unitholders (5,900,500)   691,248    878,617             597,080   565,824
     Per Unit      (2.86)       .34        .43                 .29       .27

  Corporate Limited
    Partner        (286)         34        43                   29        27

  General Partner (59,604)    6,983     8,875                6,031     5,716

Total assets at
 December 31   16,880,489 24,916,567 26,240,244         27,437,10428,896,948

Distributions:

  Unitholders  2,060,350  2,060,351   2,060,350          2,064,585 2,058,935
  Per Unit (b)      1.00      1.00         1.00               1.00      1.00

  Corporate Limited
    Partner        100        100           100                100       100

  General Partner  12,847    14,625      17,139             11,965    12,999


(a) For comparison, total income for the years 1993 through 1996 has been adjusted to exclude the Partnership's share of Joint Venture net income
               (loss) (see the Partnership's Statements of Income, in Financial Statements and Supplementary Data included in Appendix A of this report.)

(b) During the years ended 1997, 1996, 1995, 1994 and 1993 the Unitholders' average per Unit return of capital based on the Distributable Cash
              Flow, as defined by Section 17 of the Partnership Agreement, was $.24, $.44, $.30, $.28, and $.39,
              respectively.
ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

The Partnership's sources of liquidity are derived from the distributions it receives from its interest in the Joint Venture, earnings and collections on its MBS and interest earned on its short-term investments.

In 1997, Spring Valley Marketplace (the
"Marketplace") had an average occupancy rate of 96%. The Marketplace spent approximately
$208,000 for capital improvements in 1997 which included parking lot paving, resurfacing of the sidewalks and painting of the external canopy.

The Partnership holds MBS that are guaranteed by the Federal Home Loan Mortgage Corporation
("FHLMC"). The principal risks with respect to MBS are the credit worthiness of FHLMC and the risk that the current value of any MBS may decline as a result of changes in market interest rates. At December 31, 1997, the
Partnership recorded unrealized holding gains on its MBS of $46,946 to adjust the investments to market value (see Note C to Financial Statements, included in Item 8
(Appendix A) of this report).

The most significant demands on the
Partnership's liquidity are the quarterly distributions. Distributions are funded by MBS principal collections, distributions received from the Marketplace and working capital reserves.

Based upon the Joint Venture Partners'
assessment of the current and future market conditions, the capital improvements necessary to remain competitive in its market, its capital resources and the differing strategies of the Joint Venture Partners, the Joint
Venture Partners determined that it was in their best interests, and that of their respective investors, to sell Spring Valley
Marketplace.  On December 2, 1997, Berkshire
Realty Enterprise Limited Partnership, an affiliate of the General Partner, as agent for the Partnership and its Joint Venture Partner, entered into an Agreement of Sale to sell the Joint Venture's property, the Marketplace, a shopping center containing 320,684 leasable square feet located in Spring Valley, New
York, to Kejack, Inc. and its permitted
assigns, which are unaffiliated third parties.
The property was included in a package with thirteen other properties owned by affiliates of the General Partner. The total selling price of the fourteen properties was $138,000,000, of which the Joint Venture
Partners received $29,571,700, less their share of the closing costs. The transaction was consummated on January 30, 1998 (see Note
H to Financial Statements, included in Item 8
(Appendix A) of this report).

Based on the selling prices of the properties less estimated costs to sell, the Partnership recorded provisions for losses on its real estate at December 31, 1997 (see Note D to the
Financial Statements, included in Item 8
(Appendix A) of this report).

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partner expects to liquidate and distribute the remaining assets of the Partnership in 1998.






Operations

   Partnership

                1997 compared to 1996

Net income, net of the Partnership's share of the Joint Venture net income (loss), decreased in 1997 when compared to 1996, with a decrease in total income and an increase in total expenses. MBS interest income decreased due to scheduled payments and prepayments of principal which occur on the MBS portfolio.
Other interest income decreased as a result of lower average cash balances available for investment.

Total expenses for the Partnership increased in 1997 when compared to 1996. General and administrative expense increased primarily due to an increase in charges incurred in connection with the preparation and mailing of Partnership reports and other investor communications. Amortization expense increased with the acceleration of amortization of acquisition costs related to the Partnership's Joint Venture investment, due to the anticipated sale of the Marketplace, subsequent to year end.

1996 compared to 1995

Net income, net of the Partnership's share of Joint Venture net income for the Partnership decreased from 1995 to 1996, due to both a decline in interest income and an increase in total expenses. In 1996, as compared to 1995, total income decreased primarily due to a decline in other interest income as a result of lower cash and cash equivalent balances available for investment. MBS interest income decreased due to scheduled payments and prepayments of principal which occur on the MBS portfolio.

Total expenses increased in 1996, as compared to 1995. General and administrative expense increased primarily due to increased charges incurred in connection with the preparation and mailing of Partnership reports and other investor communications. Also, in 1996, the Partnership began amortizing costs relating to the investment in the Joint Venture which were to be amortized over the remaining life of the underlying asset.

   Joint Venture

1997 compared to 1996

Net income, net of the provision for losses on real estate, decreased in 1997 as compared to 1996 with a decrease in total revenue and an increase in total expenses. Rental revenue decreased due to the Marketplace's lower average occupancy rate of 96% in 1997, as compared to 98% in 1996. Rental revenue also decreased with decreases in reimbursable tenant billings as a result of lower reimbursable operating and maintenance expenses.


Total expenses, net of the provision for losses on real estate, increased in 1997 as compared to 1996 with a rise in real estate taxes and depreciation expense partially offset by decreases in operating and maintenance expenses. Real estate taxes increased due to an increase in the school tax rate by the local taxing authority.
Depreciation expense increased in conjunction with capital improvement expenditures.
Operating expense decreased with a decline in expenses related to the operation of the property, including administrative expenses.
Maintenance expense decreased in 1997 due to a milder winter season.






1996 compared to 1995

Net income for the Marketplace experienced a slight increase when comparing 1995 to 1996.
Revenue increased primarily due to higher tenant billings at the Marketplace based upon greater reimbursable expenses, including snow removal costs from the stormy winter season and real estate taxes.
During 1996, total expenses increased, as compared to 1995, primarily due to significant increases in maintenance expense and real estate taxes. Maintenance expense increased due to a rise in snow removal expenditures as a result of the adverse winter weather conditions. The increase in real estate taxes was due to both a rise in the assessed value of the Marketplace and an increase in the school tax rate by the local taxing authority.
Operating expense increased due to an increase in expenses relating to the operation of the property including administrative expenses.
Management fees also increased in conjunction with the rise in revenue.

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

                           Position with
     Name and Age          Krupp Plus-II Corporation

     Douglas Krupp (51)    President and Co-Chairman of the Board
     George Krupp (53)     Co-Chairman of the Board
     Wayne H. Zarozny  (39) Treasurer

  Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the company.
Mr. Krupp is a graduate of Bryant College.  In
1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990.
Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company,
Inc. (NYSE-BRI) and Harborside Healthcare
Corporation (NYSE-HBR). Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp
Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income
Trust II. George Krupp is Douglas Krupp's brother.

  George Krupp is the Co-Chairman and Co-
Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Mr. Krupp received his undergraduate education from the University of Pennsylvania and Harvard
University Extension School, and holds a Master's degree in history from Brown
University.

  Wayne H. Zarozny is Vice President of The
Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for accounting and financial reporting, treasury, accounts payable and payroll activities. Prior to joining The
Berkshire Group, he was an audit supervisor for Pannell Kerr Forster International and on the audit staff of Deloitte, Haskins and Sells in Boston. He received a B.S. degree from Bryant College, a Master's degree in Business
Administration from Clark University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

  The Partnership does not have any directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

  As of December 31, 1997 no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding 2,060,350 Depositary
Receipts.  The only interests held by
management or its affiliates consist of its General Partner and Corporate Limited Partner
Interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

  The Partnership does not have any directors, executive offices or nominees for election as director. Additionally, as of December 31, 1997 no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding
Units.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K

(a)1.    Financial Statements - see Index to
Financial Statements included under Item 8
(Appendix A) on page F-2 of this report.

  2.     Financial Statement Schedules - all
schedules are omitted as they are not
applicable, not required or the information is provided in theFinancial Statements or the Notes thereto.

  3.     Separate Financial Statements - as
         required by Rule 3-09 of Regulation
         S-X, the financial statements and
         schedule for Spring Valley
         Partnership are included under Item
         8 (Appendix A) on pages F-15 through
         F-27 of this report.

(b) Exhibits:

  Number and Description Under Regulation S-K


  The following reflects all applicable
  Exhibits required under Item 601 of
  Regulation S-K:

    (4)  Instruments defining the rights of
         security holders including
         indentures:

   (4.1)Agreement of Limited Partnership dated as of February 23, 1989 [Exhibit A to
Prospectus included in Amendment No. 2 of
Registrant's Registration Statement on Form S-
11 dated March 1, 1989 (File No. 33-24181)].*


   (4.2)Subscription Agreement Specimen
[Exhibit D to Prospectus included in Amendment
No. 2 of Registrant's Registration Statement on Form S-11 dated March 1, 1989 (File No. 33-
24181)].*

   (4.3)First Amendment to and Restatement of Certificate of Limited Partnership filed with the Massachusetts Secretary of State on February 22, 1989 [Exhibit 4.4 to Prospectus included in Amendment No. 2 of Registrant's
Registration Statement on Form S-11 dated
March 1, 1989 (File No. 33-24181)].*

   (4.4)Krupp Sponsored IRA New Investor
Application [Exhibit 4.5 to Prospectus
included in Amendment No. 1 of Registrant's
Registration Statement on Form S-11 dated
November 30, 1988 (File No. 33-24181)].*

   (10)  Material Contracts:

         Spring Valley Marketplace

(10.1)   Purchase and Sale Agreement dated
November 14,1988 between Krupp Realty Company
Limited  Partnership, now known as Berkshire
Realty Enterprises L.P. ("BRE"), ("Buyer") and
Valley Associates, Ltd. ("Seller").  [Exhibit
10.1 to Registrant's Report of Form 10-Q for the Quarter Ended September 30, 1989 (File No.
33-24181)].*

(10.2)   Assignment of Agreement dated
         December 13, 1988 by and between
         Spring Valley Partnership
         ("Assignee") and BRE ("Assignor").
         [Exhibit 10.2 to Registrant's Report
         on Form 10-Q for the Quarter Ended
         September 30, 1989 (File No. 33-
         24181)].*

(10.3)   Spring Valley Partnership -
         Partnership Agreement dated December
         13, 1988 by and among Krupp Cash
         Plus-V Limited Partnership and BRE
         [Exhibit 10.5 to Prospectus in
         Amendment No. 2 of Registrant's
         Registration Statement on Form S-11
         dated March 1, 1989 (File No. 33-
         24181)].*

(10.4)   Bargain and Sale Deed dated December
         13, 1988 between Spring Valley
         Partnership ("Grantee") and BRE
         ("Grantor") [Exhibit 10.3 to
         Registrant's Report on Form 10-Q for
         the Quarter Ended September 30, 1989
         (File No. 33-24181)].*

(10.5)   Additional Sales Price Agreement
         dated December 13, 1988 between Krupp
         Cash Plus-V Limited Partnership and
         BRE [Exhibit 10.6 to Prospectus in
         Amendment No. 2 of Registrant's
         Registration Statement on Form S-11
         dated March 1, 1989 (File No. 33-
         24181)].*

(10.6)   Property Management Agreement dated
         December 16, 1988 between Spring
         Valley Partnership ("Owner") and BRE
         ("Agent") [Exhibit 10.7 to Prospectus
         in Amendment No. 2 of Registrant's
         Registration Statement on Form S-11
         dated March 1, 1989 (File No. 33-
         24181)].*

    *    Incorporated by reference.

   (c)   Reports on Form 8-K

         During the quarter ended December 31,
         1997, the Partnership did not file
         any reports on Form 8-K.



                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.

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

            By:    /s/ Douglas Krupp
                           Douglas Krupp, Co-Chairman (Principal
                           Executive Officer) and Director of
                           Krupp Plus-II Corporation


  Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 24th day of March, 1998.


Signatures               Titles


/s/ Douglas Krupp         President, Co-Chair-
man (Principal Executive Douglas Krupp
Officer) and Director of Krupp
Plus-II Corporation, the General Partner of
Krupp Company Limited Partnership-VI

/s/ George Krupp
  Co-Chairman (Principal Executive Officer)
  and George KruppDirector of Krupp Plus-
                 II Corporation, the General
                 Partner of Krupp Company
                 Limited Partnership-VI

/s/ Wayne H. Zarozny      Treasurer of Krupp
Plus-
II Corporation,the WayneH. Zarozny General
Partner of Krupp Company Limited Partnership-
VI



































                 APPENDIX A

    KRUPP CASH PLUS-V LIMITED PARTNERSHIP








            FINANCIAL STATEMENTS
             ITEM 8 of FORM 10-K

ANNUAL REPORT TO THE SECURITIES AND EXCHANGE
COMMISSION
 For the Year Ended December 31, 1997
    KRUPP CASH PLUS-V LIMITED PARTNERSHIP

        INDEX TO FINANCIAL STATEMENTS




Report of Independent Accountants         F-3


Balance Sheets at December 31, 1997 and
December 31, 1996                         F-4


Statements of Income (Loss) for the Years
Ended December 31, 1997,
1996 and 1995                             F-5


Statements of Changes in Partners' Equity for
the Years Ended
December 31, 1997, 1996 and 1995          F-6


Statements of Cash Flows for the Years Ended
December 31, 1997,
1996 and 1995                             F-7


Notes to Financial Statements      F-8 - F-14


Separate Financial Statements - Spring Valley
Partnership          F-15 - F-27


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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Cash Plus-V Limited Partnership as of
December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December
31, 1997 in conformity with generally accepted accounting principles.

  As discussed in Note H, the Partnership's
Joint Venture property was sold on January 30, 1998. As a result, the Partnership will be liquidated in 1998.






Boston, Massachusetts              COOPERS & LYBRAND L.L.P.
January 30, 1998

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                         BALANCE SHEETS
                   December 31, 1997 and 1996


                             ASSETS

                                            1997           1996

Real estate assets:
  Investment in Joint Venture (Note D)  $15,173,852    $22,729,660
  Mortgage-backed securities ("MBS")
     (Note C)                               628,909        645,762

       Total real estate assets          15,802,761     23,375,422

Cash and cash equivalents                 1,063,094      1,524,048
Interest receivable and other assets         14,634         17,097

       Total assets                     $16,880,489    $24,916,567



                LIABILITIES AND PARTNERS' EQUITY


Liabilities:
  Accrued audit liability               $    13,500    $    13,500
  Due to affiliates (Note F)                     26         49,363

       Total liabilities                     13,526         62,863

Partners' equity (deficit) (Note E):
  Unitholders
     (2,060,350 Units outstanding)       16,943,976     24,904,826
  Corporate Limited Partner
     (100 Units outstanding)                   (987)          (601)
  General Partner                          (122,972)       (50,521)
  Unrealized holding gains on MBS (Note C)     46,946         -

       Total Partners' equity            16,866,963     24,853,704

  Total liabilities and Partners' equity$16,880,489    $24,916,567

















             The accompanying notes are an integral
                part of the financial statements.
               KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                   STATEMENTS OF INCOME (LOSS)
      For the Years Ended December 31, 1997, 1996 and 1995



                                  1997         1996      1995
Income:
  Interest income - MBS (Note C)  $56,747  $72,801  $   86,939
  Interest income - other          75,628      96,793     137,017

       Total income               132,375     169,594     223,956

Expenses:
  General and administrative
     (Note F)                     165,861     134,399      99,239
  Asset management fees (Note F)  142,453     143,178     144,082
  Amortization of acquisition
     costs (Note D)             1,777,960     104,586        -

       Total expenses           2,086,274     382,163     243,321

Loss from operations           (1,953,899)   (212,569)   (19,365)

  Partnership's share of Joint
     Venture net income
     (loss) (Note D)           (4,006,491)    910,834    906,900

Net income (loss) (Note G)    $(5,960,390) $  698,265  $  887,535


Allocation of net income (loss)
  (Note E):

  Unitholders
     (2,060,350 Units outstanding)$(5,900,500)$  691,248$  878,617

  Net income (loss) per Unit of
     Depositary Receipt       $     (2.86) $      .34  $      .43

  Corporate Limited Partner
     (100 Units outstanding)  $      (286) $       34  $       43

  General Partner             $   (59,604) $    6,983  $    8,875
















             The accompanying notes are an integral
             part of the financial statements.
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

            STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      For the Years Ended December 31, 1997, 1996 and 1995


     Corporate                 Unrealized          Total
     Limited     General         Holding          Partners'
Unitholders       Partner      Partner          Gains on MBS   Equity


Balance at
December 31, 1994 $27,455,662 $  (478) $ (34,615)$      -   $27,420,569

Distributions      (2,060,350)   (100)   (17,139)       -    (2,077,589)

Net income     878,617             43      8,875       -        887,535

Balance at
December 31, 1995  26,273,929   (535)    (42,879)       -    26,230,515

Distributions   (2,060,351)      (100)   (14,625)       -    (2,075,076)

Net income    691,248              34      6,983       -        698,265

Balance at
December 31, 1996  24,904,826   (601)    (50,521)       -   24,853,704

Distributions
     (Note E)      (2,060,350)   (100)   (12,847)       -    (2,073,297)

Net loss (Note E)  (5,900,500)   (286)   (59,604)       -    (5,960,390)

Unrealized holding
     gains on MBS
     (Note C)            -      -           -        46,946     46,946


Balance at
December 31, 1997 $16,943,976$  (987)  $(122,972)$    46,946$16,866,963

The per Unit distributions for each of the years ended December 31, 1997, 1996, and 1995 was $1.00, with $.24, $.44 and $.30, respectively, representing a return of capital for tax purposes.


















             The accompanying notes are an integral
             part of the financial statements.
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1997, 1996 and 1995

                         1997                  1996      1995
Operating activities:
  Net income (loss) $(5,960,390)           $ 698,265   $  887,535
  Adjustments to reconcile net
     income (loss) to net cash
     provided by (used in)
     operating activities:
       Amortization of acquisition
          costs        1,777,960               104,586         -
Amortization of MBS discount       (755)        (4,847)      (669)
  Partnership's share of Joint
  Venture net (income) loss   4,006,491       (910,834)  (906,900)
       Distributions from Joint
          Venture                      -       910,834   906,900
       Changes in assets and
          liabilities:
          Decrease in interest
            receivable and other
            assets                    2,463        19,093     2,279
          Increase (decrease) in
            due to affiliates       (49,337)       49,363      -
     Increase (decrease) in
  accrued audit liability              -         3,771    (6,806)

            Net cash provided by
             (used in) operating
             activities            (223,568)    870,231   882,339

Investing activities:
  Distributions from Joint Venture
     in excess of net income      1,771,357    353,133   561,160
  Principal collections on MBS       64,554    274,639    69,680

     Net cash provided by
     investing activities  1,835,911           627,772   630,840

Financing activity:
  Distributions         (2,073,297)         (2,075,076)(2,077,589)

Net decrease in cash and
  cash equivalents       (460,954)            (577,073)  (564,410)

Cash and cash equivalents,
  beginning of year  1,524,048    2,101,121             2,665,531

Cash and cash equivalents,
  end of year$ 1,063,094        $ 1,524,048            $2,101,121

Supplemental schedule of noncash investing and financing activities:

  Unrealized holding gains on MBS
     (Note C) $    46,946       $      -               $      -




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

On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the General Partner, as agent for the Partnership and its Joint Venture Partner,
Berkshire Realty Company Inc., (collectively referred to herein as the "Joint Venture
Partners") entered into an Agreement of Sale to sell the Joint Venture's property, Spring
Valley Marketplace. The property was included in a package with thirteen other properties owned by affiliates of the Joint Venture
Partners. The transaction was consummated on January 30, 1998 (see Note H).

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partners expect to liquidate and distribute the remaining assets of the Partnership in 1998.
All distributions of net cash proceeds from the Terminating Capital Transaction shall be governed by the Partnership Agreement.

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



Continued
    KRUPP CASH PLUS-V LIMITED PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, Continued



B.Significant Accounting Policies, Continued

Cash and Cash Equivalents

The Partnership includes all short-term
investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. Cash equivalents are recorded at cost, which approximates current market values.

Deferred Costs

Costs incurred in connection with the
acquisition of computer software are being amortized over a five year period using the straight-line method. Costs incurred in connection with the organization of the Partnership were amortized over a five year period using the straight-line method. Costs incurred in connection with the acquisition of the Partnership's Joint Venture are amortized over the remaining life of the underlying asset (see Note H).

Investment in Joint Venture

The Partnership has a 49.9% interest in the Spring Valley Partnership (the "Joint
Venture"). This investment was recorded at cost and is accounted for by the equity method since the Partnership Agreement requires a two-thirds majority for all major decisions regarding the Joint Venture. As such, the Partnership does not have control of the operations of the underlying asset. Under the equity method of accounting, the Partnership's equity investment in the net income (loss) of the Joint Venture is included currently in the Partnership's net income (loss). Cash distributions received from the Joint Venture reduce the Partnership's investment (see Note
D).

Mortgage Backed Securities

At December 31, 1997, MBS are classified as available-for-sale securities and are carried at market value due to the forthcoming sale of the Joint Venture's property (see Notes C and
H).  The market value of MBS is determined
based on quoted market prices.  At December
31, 1996, MBS were classified as held-to-maturity securities and carried at amortized cost. Premiums or discounts are amortized over the life of the underlying mortgages using the effective yield method.

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


                         Continued
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


C.Mortgage-Backed Securities

All of the MBS held by the Partnership are issued by the Federal Home Loan Mortgage
Corporation. The following is additional information on the MBS held as of December 31, 1997 and 1996:

                                                1997    1996

  Face Value                                 $592,004   $656,558

  Amortized Cost                             $581,963   $645,762

  Estimated Market Value                     $629,000   $694,000

Coupon rates of the MBS range from 9.0% to 9.5% per annum and mature in the years 2016 and 2017. The Partnership's MBS portfolio had gross unrealized gains of $46,946 and $48,407 at December 31, 1997 and 1996, respectively.

In accordance with Financial Accounting
Standard No. 115, "Accounting for Certain
Investments in Debt and Equity Securities", unrealized holding gains and losses for available-for-sale securities are reported as a separate component of equity until realized.
At December 31, 1997, the Partnershipr
recorded unrealized holding gains of $46,946 on its MBS investments to adjust to market value based on quoted market prices.

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

The Joint Venture owns the Marketplace free and clear from all material liens or encumbrances.The Partnership holds a 49.9% joint venture interest. At December 31, 1997, the investment balance reflected the original cost of the investment, allocations of net income (loss) earned by the Joint Venture and distributions received by the Joint Venture.
For the year ended December 31, 1997, the Partnership recognized amortization of acquisition costs related to the Joint Venture investment of $1,777,960. Due to the anticipated sale of the Marketplace subsequent to year end, the Partnership fully amortized the remaining net acquisition costs.







Continued
KRUPP CASH PLUS-V LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


D.Investment in Joint Venture, Continued

In accordance with Financial Accounting
Standard No. 121, "Accounting for the
Impairment of Long-Lived Assets to Be Disposed
Of", the Joint Venture recordeda valuation provision for losses on its real estate asset of $9,277,433 as of December 31, 1997. These provisions represent the difference between carrying value and selling price less estimated costs to sell as a result of the forthcoming sale of the Joint Venture's property subsequent to year end (see Note H).
As these assets are held for sale, the Joint
Venture Partnership has discontinued
depreciation.

Separate financial statements for the Joint
Venture are included on pages   F-15 through
F-27 of this report.

E. Partners' Equity

Under the Partnership Agreement, profits or losses from Partnership operations and
Distributable Cash Flow are allocated 99% to the Unitholders and Corporate Limited Partner
(the "Limited Partners") based on Units held, and 1% to the General Partner.

Upon the occurrence of a terminating capital
transaction, as defined in the Partnership
Agreement, proceeds will be applied to the
payment of all debts and liabilities of the
Partnership then due and then fund any
reserves for contingent liabilities.
Remaining net cash proceeds will then be
distributed first, to each class of Partner,
the aggregate of the then positive balances in
the capital accounts of the Partners of such
class, second, to the Limited Partners until
the aggregate of the positive balances in the
capital accounts of the Limited Partners is
equal to their   invested capital, third, to
the General Partner until the aggregate of the positive balances in the capital accounts of the General Partner is equal to their invested capital, fourth, to the Limited Partners until they have received any deficiency in the 12% cumulative return on invested capital through fiscal years prior to the date of the terminating capital transaction, fifth, to the General Partner until they have received an amount necessary so that the amounts of net cash proceeds whenever allocated under number three and number four are in the ratio of 90% to 10%, and sixth, 90% to the Limited Partners and 10% to the General Partner.



















Continued
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


E. Partners' Equity, Continued

  As of December 31, 1997, the following cumulative Partner contributions and allocations have been made since inception of the
Partnership:

      Unrealized
          Corporate               Holding
           Limited              General      Gains on
         Unitholders            Partner       Partner      MBS       Total

Capital Contributions$ 41,203,189 $2,000  $   3,000      -    $41,208,189

Syndication Costs    (4,826,066)     -       -       -        (4,826,066)

Distributions       (19,096,891)   (1,029) (119,603) - (19,217,523)

Unrealized Holding
   Gains on MBS            -        -        -     46,946     46,946

Net Loss      (336,256)   (1,958)   (6,369)           -       (344,583)

Balance at
December 31, 1997  $ 16,943,976$    (987)$(122,972)$  46,946$ 16,866,963


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

      Amounts paid to the General Partner's
      affiliates were as follows:

                                     1997      1996      1995

     Asset management fees          $142,453  $143,178  $144,082

     Expense reimbursements          114,447    92,401    53,519

       Charged to operations        $256,900  $235,579  $197,601

   Due to affiliates consisted of expense reimbursements of $26 and
$49,363   at December 31, 1997 and 1996, respectively.









Continued
                KRUPP CASH PLUS-V LIMITED PARTNERSHIP

              NOTES TO FINANCIAL STATEMENTS, Continued


G. Federal Income Taxes

   The reconciliation of net income (loss) reported in the accompanying Statements of Income with the net income reported in the Partnership's 1997, 1996 and 1995 federal income tax returns is as follows:

                              1997                  1996      1995

     Net income (loss) per Statements
        of Income          $(5,960,390) $  698,265          $  887,535

     Difference in book to tax
        amortization         1,673,374                 -          -

     Difference in Partnership's
        share of Joint Venture taxable
        net income due to book to tax
        difference in depreciation       371,582    296,811   264,724

     Difference in Partnership's
        share of Joint Venture taxable
        net income due to book to tax
        difference in bad debt         (10,692)       7,767      -

     Difference in Partnership's
        share of Joint Venture taxable
        net income due to book to tax
        difference in fixed asset
        revaluation                    4,434,396       -          -

     Difference in Partnership's
        share of difference due to
        rental adjustment required by
        Generally Accepted Accounting
        Principles                          983      13,120    (9,071)

    Net income for federal income tax
        purposes                      $  509,253$1,015,963  $1,143,188

   The allocation of the 1997 net income for federal income tax purposes is as follows:

                             Portfolio   Passive
                              Income     Income        Total

     Unitholders             $ 156,699  $347,436    $  504,135

     Corporate Limited Partner       8        17            25

     General Partner             1,583     3,510         5,093

                             $ 158,290  $350,963    $  509,253

   For the years ended December 31, 1997, 1996 and 1995 the average per Unit income to the Unitholders for federal income tax purposes was $.24, $.49 and $.55, respectively.



Continued
                KRUPP CASH PLUS-V LIMITED PARTNERSHIP

              NOTES TO FINANCIAL STATEMENTS, Continued


G.Federal Income Taxes, Continued

The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately
$8,213,000 and $1,840,000 at December 31, 1997
and 1996, respectively. The tax and book basis of the Partnership's liabilities are the same.

H.Subsequent Events

The sale of the Joint Venture's property, as discussed in Note A, was consummated on January 30, 1998. The total selling price of the fourteen properties was $138,000,000, of which the Joint Venture Partners received
$29,571,700, less their share of the closing costs.

The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement. Accordingly, the General Partner expects to liquidate and distribute the remaining assets of the Partnership in 1998.
All distributions of net cash proceeds from the Terminating Capital Transaction shall be governed by Section 8.3(b) of the PartnershipAgreement as discussed above in
Note E.

As a result of the sale of the Marketplace on January 30, 1998, the Partnership filed a report on Form 8-K on February 2, 1998.













                      SPRING VALLEY PARTNERSHIP








                  FINANCIAL STATEMENTS AND SCHEDULE
                For the Year Ended December 31, 1997

                      SPRING VALLEY PARTNERSHIP

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants       F-17


Balance Sheets at December 31, 1997 and
December 31, 1996                       F-18


Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995        F-19


Statements of Changes in Partners' Equity for the Years
Ended December 31, 1997, 1996 and 1995  F-20


Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995        F-21


Notes to Financial Statements    F-22 - F-26


Schedule III - Real Estate and Accumulated
Depreciation                            F-27


All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

      REPORT OF INDEPENDENT ACCOUNTANTS






To the Partners of
Spring Valley Partnership:

We have audited the financial statements and financial statement schedule of Spring Valley
Partnership (the "Joint Venture") listed in the index on page F-16 of these Financial
Statements. These financial statements and the financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Valley Partnership as of December 31,
1997 and 1996, and the results of its
operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note I, the Joint Venture's property was sold on January 30, 1998. As a result, the Joint Venture will be liquidated in 1998.




Boston, Massachusetts                   COOPERS & LYBRAND L.L.P.
January 30, 1998
                      SPRING VALLEY PARTNERSHIP

                           BALANCE SHEETS
                     December 31, 1997 and 1996



                               ASSETS


                                            1997        1996
Real estate assets:
  Land                                  $ 10,403,471$ 10,403,471
  Building and improvements               43,632,731  43,425,111
                                          54,036,202  53,828,582
  Less accumulated depreciation at
     December 31, 1996 (Note G)          (25,327,070) (13,983,325)

       Total real estate assets           28,709,132  39,845,257

Cash and cash equivalents                    575,784   1,153,075
Other assets                               1,392,739     1,099,725

       Total assets                     $ 30,677,655$ 42,098,057




                  LIABILITIES AND PARTNERS' EQUITY


Liabilities:
  Accrued expenses and other
     liabilities (Note C)$    380,150   $    185,163
  Accounts payable               -            30,044
  Due to affiliates (Note F)         828       7,320

       Total liabilities     380,978         222,527

Partners' equity (Note D)  30,296,677     41,875,530

Total liabilities and Partners' equity  $ 30,677,655$ 42,098,057
















               The accompanying notes are an integral
               part of the financial statements.
                      SPRING VALLEY PARTNERSHIP

                      STATEMENTS OF OPERATIONS
        For the Years Ended December 31, 1997, 1996 and 1995




                      1997                  1996        1995
Revenue:
  Rental (Note E)  $ 6,734,019           $6,938,222  $6,544,064
  Other income          51,936               33,438      35,233

Total revenue        6,785,955              6,971,660    6,579,297

Expenses:
Operating (Note F)     344,832              376,480    350,023
Maintenance            493,218              649,491    511,014
Management fees (Note F) 394,601            416,414     398,642
  Real estate taxes  2,238,599            1,804,942   1,661,539
  Depreciation       2,066,312            1,899,015   1,840,644
  Provision for losses on real
     estate (Note G)  9,277,433                -           -

     Total expenses 14,814,995            5,146,342   4,761,862


Net income (loss) (Note H)    $(8,029,040)$1,825,318 $1,817,435


Allocation of net income (loss)
  (Note D):

     Cash Plus-V Limited
       Partnership $(4,006,491)          $  910,834  $  906,900

     Berkshire Realty
       Company, Inc.$(4,022,549)         $  914,484  $  910,535






















               The accompanying notes are an integral
               part of the financial statements.
SPRING VALLEY PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY
        For the Years Ended December 31, 1997, 1996, and 1995



                                         Berkshire
                           Cash Plus-V    Realty       Total
                             Limited      Company,    Partners'
                           Partnership     Inc.        Equity

Balance at
 December 31, 1994         $21,865,991  $21,841,786 $43,707,777

Distributions               (1,468,058)  (1,473,942) (2,942,000)

Net income                     906,900      910,535   1,817,435

Balance at
 December 31, 1995          21,304,833   21,278,379  42,583,212

Distributions               (1,263,967)  (1,269,033) (2,533,000)

Net income                     910,834      914,484   1,825,318

Balance at
 December 31, 1996          20,951,700   20,923,830  41,875,530

Distributions (Note D)      (1,771,357)  (1,778,456) (3,549,813)

Net loss (Note D)           (4,006,491)  (4,022,549) (8,029,040)

Balance at
 December 31, 1997         $15,173,852  $15,122,825 $30,296,677


























               The accompanying notes are an integral
               part of the financial statements.
                      SPRING VALLEY PARTNERSHIP

                      STATEMENTS OF CASH FLOWS
        For the Years Ended December 31, 1997, 1996 and 1995



                          1997                   1996        1995

Operating activities:
  Net income (loss)$(8,029,040)            $ 1,825,318  $ 1,817,435
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation    2,066,312                1,899,015  1,840,644
     Provision for losses on real
       estate        9,277,433                    -            -
     Changes in assets and liabilities:
Increase in other assets   (293,014)            (183,554)   (143,627)
       Increase (decrease) in accounts
            payable        (23,044)              (22,532)     37,044
       Increase (decrease) in due to
            affiliates      (6,492)                4,598      2,722
     Increase (decrease) in other
     liabilities          194,987                    (52)     (9,839)

  Net cash provided by
  operating activities  3,187,142              3,522,793  3,544,379

Investing activities:
     Increase (decrease) in accounts
       payable related to fixed asset
       additions          (7,000)       7,000                  -
Additions to fixed assets   (207,620)           (419,284)   (279,315)

     Net cash used in
     investing activities   (214,620)           (412,284)   (279,315)

Financing activity:
  Distributions (3,549,813)                  (2,533,000) (2,942,000)

Net increase (decrease) in cash and
  cash equivalents  (577,291)                   577,509    323,064

Cash and cash equivalents, beginning
  of year        1,153,075           575,566                252,502

Cash and cash equivalents, end
  of year      $   575,784       $ 1,153,075            $   575,566












              The accompanying notes are an integral
              part of the financial statements.
                    SPRING VALLEY PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

A.Organization

Spring Valley Partnership (the "Joint
Venture") was formed on December 13, 1988 by filing a Business Certificate in the Commonwealth of Massachusetts. The original
General Partner interests were issued to Krupp
Cash Plus-IV Limited Partnership ("Cash Plus-
IV"), at 50.1%;  Krupp Cash Plus-V Limited
Partnership ("Cash Plus-V"), at .01%; and
Krupp Realty Company Limited Partnership
("Krupp Realty Company"), at 49.89%. Pursuant to the original Partnership Agreement, Cash
Plus-V purchased Krupp Realty Company's
interest in the Joint Venture and succeeded to its capital contributions and its share of profit and loss allocations and distributions.
On June 25, 1991, The Joint Venture executed an Amended and Restated Partnership Agreement, whereby Cash Plus-IV assigned its rights, title and interest in the Partnership to Berkshire Realty Company, Inc. ("Berkshire"), a Delaware Corporation. Pursuant to the Assignment and First Amendment to Spring
Valley Partnership Amended and Restated
Partnership Agreement dated May 1, 1995,
Berkshire assigned 49.1% of its rights, title and interest in the Partnership to BRI OP
Limited Partnership ("BRI OP LP"), its
majority owned subsidiary. As of December 31, 1995, the Joint Venture Partners of Spring
Valley Partnership are BRI OP LP (49.1%) and
Berkshire (1%), collectively, "Berkshire
Realty Company, Inc." (50.1%) and Cash Plus-V
Limited Partnership (49.9%). Profits and losses and distributions will continue to be allocated to the Joint Venture Partners based on the percentage of their respective capital contributions to total Partners' capital contributions.

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


On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the Joint Venture Partners, as agent for the Joint Venture, entered into an Agreement of Sale to sell the Joint Venture's property, Spring Valley Marketplace, to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. Spring Valley Marketplace was included in a package with thirteen other properties owned by affiliates of the Joint
Venture Partners.  The transaction was
consummated on January 30, 1998 (see Note I).

The sale of the Marketplace is considered a cause for dissolution of the Joint Venture as defined by the Partnership Agreement.
Accordingly, the Joint Venture Partners expect to liquidate and distribute the remaining assets of the Joint Venture in 1998. All distributions of net cash proceeds from the Terminating Capital Transaction shall be governed by Section 8.3 (b) of the Partnership
Agreement.


Continued
          SPRING VALLEY PARTNERSHIP

  NOTES TO FINANCIAL STATEMENTS, Continued


B.
Significant Accounting Policies

The Joint Venture uses the following
accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note H):

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

Rental Revenues

Commercial leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis. Leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are also recorded on the accrual basis, but are billed in arrears.
Minimum rental revenue for long term
commercial leases is recognized on a straight-line basis over the life of the related lease.

Depreciation
Depreciation of building and improvements is provided for by the use of the straight-line method over estimated useful lives of 3 to 25 years. Tenant improvements are depreciated over the life of the lease.

Impairment of Long-Lived Assets
Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121
"Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be
Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets.
Upon determination that an impairment has occurred, those assets shall be reduced to fair value less estimated costs to sell (see Note G).


Leasing Commissions

Leasing commissions are deferred and amortized over the life of the related lease.

                            Continued
                    SPRING VALLEY PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued



B.Significant Accounting Policies, Continued

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

C.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities
consisted of the following at December 31, 1997 and 1996:

                                             1997        1996

      Prepaid rent                         $225,000    $   -
      Accrued insurance                      89,673     110,846
      Tenant security deposits               65,185      71,614
      Other accrued expenses                    292       2,703

                                           $380,150    $185,163

D.Partners' Equity

Under the terms of the Partnership Agreement, profits, losses and distributions are allocated 49.9% to Cash Plus-V Limited
Partnership and 50.1% to Berkshire Realty
Company, Inc. Upon the occurrence of the sale by the Joint Venture of all or substantially all of the Property and other assets owned by the Joint Venture, the Joint Venture shall be dissolved. After payment of the debts and allowances for the liabilities of the Joint
Venture, the remaining assets shall be
distributed to the Joint Venture Partners on the basis of the amount of each Partner's capital contribution in proportion to total capital contributions.

  As of December 31, 1997, the following cumulative Partner contributions and allocations have been made since inception of the Joint Venture:

                            Berkshire
        Cash Plus-V           Realty       Total
        Limited              Company,     Partners'
      Partnership              Inc.        Equity

    Capital contributions  $ 26,379,755 $ 26,373,641$ 52,753,396
    Net income               2,245,368    2,254,369    4,499,737
    Distributions           (13,451,271) (13,505,185) (26,956,456)

      Total at
       December 31, 1997   $ 15,173,852 $ 15,122,825 $ 30,296,677

E.  Future Base Rents Due Under Commercial Operating Leases

  As a result of the sale of the Marketplace subsequent to year-end, all commercial operating leases were assumed by the buyer
  (see Note I).


Continued
SPRING VALLEY PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


F.Related Party Transactions

Property management fees are paid monthly to an affiliate of the Joint Venture Partners at the rate of up to 6% of rentals and other operating income received by the Marketplace.
The Joint Venture also reimburses affiliates for certain expenses incurred in connection with operation of the Joint Venture and its property including administrative expenses.


Amounts paid or accrued to affiliates of the Joint Venture Partners during the years ended
December 31, 1997, 1996 and 1995 were as follows:

                                 1997      1996      1995

       Property management fees$394,601  $416,414  $398,642

       Expense reimbursements    42,841    87,766    58,284

          Charged to operations$437,442  $504,180  $456,926

Due to affiliates consisted of expense
reimbursements of $828 and $7,320 at
December 31, 1997 and 1996, respectively.

G.Provision for Losses on Real Estate

In accordance with Financial Accounting
Standard No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of", the Joint
Venture recorded a valuation provision for losses on its real estate asset of $9,277,433 as of December 31, 1997, these provisions represent the difference between carrying value and selling price less estimated costs to sell as a result of the forthcoming sale of the Joint Venture's property subsequent to year end (see Note I). As this asset is held for sale, the Joint Venture has discontinued depreciation.

H.Federal Income Taxes

  The reconciliation of the net income (loss) for each year reported in the accompanying Statement of Operations with the net income reported in the Joint Venture's federal income tax return is as follows:

                              1997            1996       1995
  Net income (loss) per
  Statement of Operations$(8,029,040)      $1,825,318  $1,817,435

  Difference in book to tax
  depreciation               784,586          624,845     573,232

  Difference in book to tax
   bad debt                 (21,428)           15,566        -

    Difference in book to tax
    fixed asset revaluation 8,886,565            -           -

  Rental adjustment required
   by Generally Accepted
   Accounting Principles      1,969            26,293     (18,176)

  Net income for federal
  income tax purposes  $ 1,622,652         $2,492,022  $2,372,491

Continued
                    SPRING VALLEY PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued



H.  Federal Income Taxes, Continued

  The allocation of the 1997 net income for federal income tax purposes is as follows:
         Passive           Portfolio
         Income              Income        Total
    Cash Plus-V
    Limited Partnership   $  763,862    $   25,915  $  789,777

    Berkshire Realty Company,
    Inc.                     806,856        26,019     832,875

                          $1,570,718    $   51,934  $1,622,652

The basis of the Joint Venture's assets for financial reporting purposes is less than its tax basis by approximately $16,543,000 and $6,157,000 at December 31, 1997 and 1996,
respectively.  The tax and book basis of the Joint
Venture's liabilities are the same.

I.Subsequent Event

The sale of the Joint Venture's property, as discussed in Note A, was consummated on January 30, 1998. The total selling price of the fourteen properties was $138,000,000, of which the Joint Venture Partners received
$29,571,700, less their share of the closing costs.

The sale is considered a cause for dissolution of the Joint Venture as defined by the Partnership Agreement. Accordingly, the Joint
Venture Partners expect to liquidate and distribute the remaining assets of the Joint
Venture in 1998. All distributions of net cash proceeds from the sale and dissolution of the Joint Venture shall be governed by Section
IV, Paragraph 17, of the Partnership
Agreement, as discussed above in
Note D.




























                    SPRING VALLEY PARTNERSHIP

     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        December 31, 1997

                                       Costs
                                      Capitalized
                                      Subsequent to
 Initial Cost to Joint Venture                     Acquisition
                          Buildings & Buildings     & Depreciable
 Description     Land    Improvements Improvements    Life

Spring Valley
Marketplace $10,403,471  $ 41,613,880 $  2,018,8513 to 25 years



                       Gross Amounts Carried at
                         End of Year
                                              Accumulated
                        Buildings             Depreciation     Year
                           and                & Valuation
Construction    Year
 Description    Land   Improvements  Total(a)  Provision   Completed Acquired

Spring Valley
Marketplace $10,403,471$ 43,632,731$54,036,202$ 25,327,070    1987     1988


Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1997:

  Real Estate               1997           1996        1995

  Balance at
    beginning of year    $53,828,582   $53,409,298  $53,129,983

  Improvements               207,620       419,284      279,315

  Balance at
    end of year          $54,036,202   $53,828,582  $53,409,298



  Accumulated Depreciation
  and Property Valuation      1997         1996         1995

  Balance at
    beginning of year    $13,983,325   $12,084,310  $10,243,666

  Property valuation       9,277,433          -            -

  Depreciation expense     2,066,312     1,899,015    1,840,644

  Balance at end of year$25,327,070    $13,983,325  $12,084,310

(a) The aggregate cost of the Joint Venture's real estate for federal income tax purposes was $53,170,799 and the aggregate accumulated depreciation for federal income tax purposes was $8,242,176 for the year ended December 31, 1997.