Form 10-Q
period 1998-03-31
KRUPP CASH PLUS V LIMITED PARTNERSHIP
filed 1998-05-15
CIK 839427

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)


     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    March 31,
1998

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


              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                         BALANCE SHEETS


                             ASSETS

                                             March 31,December 31,
                                                1998       1997

Real estate assets:
  Investment in Joint Venture (Note 3)      $   468,949$15,667,715
  Mortgage-backed securities ("MBS"), net of
     accumulated amortization (Note 4)          534,715    628,909

       Total real estate assets               1,003,664 16,296,624

Cash and cash equivalents (Note 2)           15,816,155    569,231
Other assets                                    149,822     14,634

       Total assets                         $16,969,641$16,880,489



                LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accrued expenses and other liabilities   $   364,745$    13,500
   Due to affiliates (Note 6)                    32,458         26

       Total liabilities                       397,203       13,526

Partners' equity (deficit) (Note 5):
  Unitholders
     (2,060,350 Units outstanding)           16,658,333 16,943,976
  Corporate Limited Partner
     (100 Units outstanding)                     (1,001)    (987)
  General Partner                              (125,174) (122,972)
  Unrealized holding gains on MBS (Note 3)       40,280     46,946

       Total Partners' equity                16,572,438 16,866,963

     Total liabilities and Partners' equity $16,969,641$16,880,489

             The accompanying notes are an integral
                part of the financial statements.
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                      STATEMENTS OF INCOME


                                          For the Three Months
                                             Ended March 31,
                                           1998       1997

Revenue:
  Interest income - MBS (Note 4)        $  13,105   $ 14,679
  Interest income - other                 144,275     18,296

     Total income                         157,380     32,975

Expenses:
  General and administrative (Note 6)      39,066     43,367
  Asset management fees (Note 6)           12,540     35,149
  Amortization of acquisition costs (Note 3)  -       26,146

     Total expenses                        51,606    104,662

Income (loss) from operations             105,774    (71,687)

  Partnership's share of Joint Venture
     net income (Note 3)                  126,000    186,731

Net income                              $ 231,774   $115,044

Allocation of net income (Note 5):

  Unitholders
     (2,060,350 Units outstanding)      $ 229,445   $113,888

  Net income per Unit of
     Depositary Receipt                 $     .11   $    .06

  Corporate Limited Partner                         (100 Units
outstanding)                            $      11   $      6

  General Partner                       $   2,318   $  1,150



















             The accompanying notes are an integral
                part of the financial statements.

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS



                                             For the Three Months

                                               Ended March 31,

                                              1998         1997

Operating activities:
  Net income                              $   231,774  $  115,044
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization of MBS discount, net         (1,713)      (131)
     Amortization of acquisition costs           -         26,146
     Partnership's share of Joint Venture net
       income                                (126,000)   (186,731)
Distributions received from Joint Venture     126,000     186,731
     Changes in assets and liabilities:
     Decrease (increase) in other assets     (135,188)       769
       Increase (decrease) in accrued expenses
          and other liabilities               351,245      (6,224)
       Increase (decrease) in due to
           affiliates                          32,432     (13,564)

          Net cash provided by operating
             activities                       478,550     122,040

Investing activities:
  Distributions received from Joint Venture
     in excess of net income                  367,862     312,270
  Distribution received from Joint Venture
     sale of property, net                 14,830,904       -
  Principal collections on MBS                 89,241      12,696

          Net cash provided by investing
            activities                     15,288,007     324,966

Financing activity:
  Distributions                              (519,633)  (516,519)
Net increase (decrease) in cash and cash
  equivalents                              15,246,924     (69,513)

Cash and cash equivalents, beginning of period    569,231 1,524,048

Cash and cash equivalents, end of period  $15,816,155  $1,454,535


Supplemental schedule of noncash investing and financing activities:

  Unrealized holding gains on MBS (Note 4)$     6,666  $     -








             The accompanying notes are an integral
             part of the financial statements.
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS



(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partner of Krupp Cash Plus-V
Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments
(consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1998, and its results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's
Discussion and Analysis of Financial Condition and Results of Operations included in this report.


(2)  Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                       March 31,   December 31,
                                         1998          1997

      Cash and money market accounts $    394,437  $   569,231
      Commercial paper                 15,421,718         -

                                     $ 15,816,155  $   569,231

(3)   Investment in Joint Venture

   The Partnership and an affiliate of the Partnership (collectively referred to herein as the "Joint Venture Partners") own a 49.9% and 50.1% interest in Spring Valley Partnership (the "Joint Venture"), respectively. The express purpose of entering into the Joint Venture was to acquire and operate Spring Valley Marketplace (the "Marketplace"). The Marketplace is a 320,684 square foot shopping center located in Spring Valley, Rockland County, New York.











Continued
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued



(3)Investment in Joint Venture, Continued

 Based upon the Joint Venture Partners'
 assessment of the current and future market conditions, the capital improvements necessary to remain competitive in its market, its capital resources and the differing strategies of the Joint Venture
 Partners, the Joint Venture Partners
 determined that it was in their best
 interests, and that of their respective
 investors, to sell Spring Valley Marketplace.
 On January 30, 1998, the Partnership and its
 Joint Venture Partner sold the Marketplace to unaffiliated third parties. The property was included in a package with thirteen other properties owned by affiliates of the General
 Partner. The total selling price of the fourteen properties was $138,000,000, of which the Joint Venture Partners received
 $29,571,700, less their share of the closing costs of $246,830. For financial reporting purposes, the Joint Venture recognized a gain of $101,672 on the sale of the property. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

 In accordance with Financial Accounting
 Standard No. 121, "Accounting for the
 Impairment of Long-Lived Assets to Be
 Disposed Of", the Joint Venture recordeda valuation provision for losses on its real estate asset of $9,277,433 as of December 31, 1997. This provision represented the difference between carrying value and selling price less estimated costs to sell as a result of the sale of the Joint Venture's property on January 30, 1998.

 The sale is considered a Terminating Capital
 Transaction as defined by the Spring Valley
 Partnership Agreement.  Accordingly, the
 Joint Venture Partners expect to liquidate and distribute the remaining assets of the Joint Venture in 1998.

 At March 31, 1998, the Partnership's
 investment balance reflects the original cost of the investment, allocations of net income earned by the Joint Venture and distributions received from the Joint Venture.

 At March 31, 1997, the Partnership's
 investment balance reflects the original cost of the investment, acquisition costs of $1,882,546, allocations of net income earned by the Joint Venture and distributions received from the Joint Venture. For the three months ended March 31, 1997, the Partnership recognized amortization of acquisition costs of $26,146.
















                         Continued
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued



(3)   Investment in Joint Venture, Continued

   Condensed financial statements of the Joint Venture are as follows:

                    Spring Valley Partnership
                    Condensed Balance Sheets


                             ASSETS



                                      March 31,     December 31,
                                        1998            1997

  Real estate asset, at cost        $       -       $ 54,036,202
     Accumulated depreciation               -        (25,327,070)

       Total real estate asset              -        28,709,132

  Other assets                           567,332       2,958,231

       Total assets                 $    567,332    $ 31,667,363


                LIABILITIES AND PARTNERS' EQUITY


  Total liabilities                 $     11,228    $    380,978

  Total Partners' equity                 556,104      31,286,385

       Total liabilities and
          Partners' equity          $    567,332    $ 31,667,363



                    Spring Valley Partnership
               Condensed Statements of Operations



                                         For the Three Months
                                            Ended March 31,

                                        1998           1997

  Revenue                           $    523,303    $  1,711,492
     Property operating expenses        (372,471)        (857,046)
  Depreciation                              -           (480,236)
  Gain on sale of property               101,672            -

       Net income                   $    252,504    $    374,210




                         Continued
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued



(4)  Mortgage Backed Securities

   The MBS held by the Partnership are issued by the Federal Home
   Loan Mortgage Corporation. The following is additional information on the MBS held:

                                    March 31,  December 31,
                                       1998        1997

       Face Value                   $ 502,763   $   592,004

       Amortized Cost               $ 494,436  $   581,963

       Estimated Market Value       $ 535,000  $   629,000

Coupon rates of the MBS ranged from 9.0% to 9.5% per annum and were due to mature in the years 2016 and 2017.

In accordance with Financial Accounting
Standard No. 115, "Accounting for Certain
Investments in Debt and Equity Securities", unrealized holding gains and losses for available-for-sale securities are reported as a separate component of equity until realized.
At March 31, 1998 and December 31, 1997, the
Partnership had unrealized holding gains of $40,280 and $46,946 on its MBS investments to adjust to market value based on quoted market prices.

(5)Changes in Partners' Equity

A summary of changes in Partners' equity
(deficit) for the three months ended March 31, 1998 is as follows:

                                                     Unrealized
                   Corporate     Holding
                    Limited     General   Gains on
                   Unitholders  Partner   Partner      MBS       Total

Balance at
   December 31, 1997$ 16,943,976$  (987) $(122,972)$   46,946  $16,866,963

Net income              229,445      11      2,318       -         231,774

Unrealized Holding
   Gains on MBS            -        -         -     (6,666)         (6,666)

Distributions          (515,088)      (25)   (4,520)      -       (519,633)

Balance at
   March 31, 1998  $ 16,658,333$  (1,001)$(125,174)$   40,280  $16,572,438

   The distribution payable to the General Partner of $4,520 was included in accrued expenses and other liabilities at March 31, 1998.







                         Continued
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

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

Amounts paid or accrued to the General
Partner's affiliates were as follows:

                                     For the Three Months
                                        Ended March 31,
                                        1998       1997

       Asset management fees          $ 12,540  $ 35,149

       Expense reimbursements           21,572    25,923

          Charged to operations       $ 34,112  $ 61,072

   Due to affiliates consisted of expense reimbursements of $32,458 and $26 at March 31, 1998 and December 31, 1997,
respectively.

(7)    Subsequent Event

   On April 29, 1998, the General Partner sold the Partnership's
   MBS portfolio to an unaffiliated third party for $519,556.

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

Liquidity and Capital Resources

Based upon the Joint Venture Partners'
assessment of the current and future market conditions, the capital improvements necessary to remain competitive in its market, its capital resources and the differing strategies of the Joint Venture Partners, the Joint
Venture Partners determined that it was in their best interests, and that of their respective investors, to sell Spring Valley
Marketplace.  On January 30, 1998, Spring
Valley Marketplace was sold to unaffiliated third parties. The property was included in a package with thirteen other properties owned by affiliates of the General Partner. The total selling price of the fourteen properties was $138,000,000, of which the Joint Venture
Partners received $29,571,700, less their share of the closing costs.
The sale is considered a Terminating Capital
Transaction as defined by the Partnership
Agreement.

The Partnership anticipates making a special distribution of $6.45 per Unit in the second quarter of 1998, based upon approximately 80% of the proceeds of the sale of the Marketplace and estimated liquidation value of remaining
Partnership assets.  Once all necessary
reserves and contingent liabilities are
funded, the remaining proceeds will be
distributed. All Partnership affairs are expected to be completed by year-end.

The Partnership held MBS guaranteed by the Federal Home Loan Mortgage Corporation
("FHLMC").  At March 31, 1998 and December 31,
1997, the Partnership recorded unrealized holding gains on its MBS of $40,280 and $46,946, respectively, to adjust the investments to market value (see Note 3).
Subsequent to March 31, 1998, the Partnership sold its MBS portfolio to an unaffiliated third party (see Note 7).




















                         Continued
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP



Operations

Partnership

Net income, net of the Partnership's share of Joint Venture net income, increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to an increase in income and a decrease in expenses. Interest income on other investments increased as a result of higher cash and cash equivalent balances available for investment, due to proceeds received from the sale of the Joint Venture. This increase is partially offset by a decrease in MBS interest income due to repayments of principal on the MBS portfolio.

Total expenses for the three months ended
March 31, 1998 decreased, as compared to the same period in 1997, as a result of a decrease in general and administrative expense related to charges incurred in connection with the preparation and mailing of Partnership reports and other investor communications. The decrease is also attributable to a decline in asset management fees and amortization of acquisition costs due to the sale of the Joint
Venture on January 30, 1998.

Joint Venture

Spring Valley Marketplace was sold on January
30, 1998 to unaffiliated third parties.  See
Note 3 for further discussion of this
matter.
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                   PART II - OTHER INFORMATION





Item 1.Legal Proceedings

Response:  None

Item 2.Changes in Securities
Response:  None

Item 3.Defaults upon Senior Securities
Response:  None

Item 4.Submission of Matters to a Vote of Security Holders
Response:  None

Item 5.Other Information
Response:  None

Item 6.Exhibits and Reports on Form 8-K


   (a)  Exhibits
        Response:  None

   (b)  Reports on Form 8-K

         Date                                     Event Reported
      Financial Statements Filed

   January 30, 1998                        Disposition of Spring
Valley Pro Forma Balance Sheet at          Marketplace  September
30, 1997.

                  Pro Forma Statements of Operations for the nine months ended September 30, 1997 and for the year ended December 31, 1996.
























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





DATE:                May 14, 1998