Form 10-Q
period 1998-09-30
KRUPP CASH PLUS V LIMITED PARTNERSHIP
filed 1998-11-12
CIK 839427

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)


     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    September 30, 1998

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

              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                         BALANCE SHEETS


                             ASSETS

                                               (Unaudited)
                                        September 30,  December 31,
                                           1998           1997
Real estate assets:
  Investment in Joint Venture (Note 3)       $    -    $15,667,715
  Mortgage-backed securities ("MBS"), net of
     accumulated amortization and unrealized
      holding gains (Note 4)                      -       628,909

       Total real estate assets                   -     16,296,624

Cash and cash equivalents (Note 2)           3,554,350    569,231
Other assets                                    32,176     14,634

       Total assets                       $  3,586,526$16,880,489



                LIABILITIES AND PARTNERS' EQUITY

Accrued expenses and other liabilities    $    336,431$    13,526

Partners' equity (deficit)(Note 5):
  Unitholders
     (2,060,350 Units outstanding)          3,377,096   16,943,976
  Corporate Limited Partner
     (100 Units outstanding)                   (1,645)        (987)
  General Partner                            (125,356)   (122,972)
  Unrealized holding gains on MBS (Note 4)        -        46,946


       Total Partners' equity                3,250,095 16,866,963

       Total liabilities and Partners' equity$ 3,586,526$16,880,489









The accompanying notes are an integral
                part of the financial statements.
KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                   STATEMENTS OF INCOME (LOSS)

(Unaudited)


                            For the Three Months  For the Nine Months
                            Ended September 30,   Ended September 30,
                              1998        1997     1998      1997


Revenue:
  Interest income - MBS (Note 4)$ -  $ 14,118  $  25,287$ 43,163
  Interest income - other     50,103   17,046    376,940  53,627

       Total revenue          50,103   31,164    402,227  96,790

Expenses:
 General and administrative
   (Note 6)                  24,191    40,087      116,416 123,633
 Asset management fees (Note 6) -      35,894       12,602 106,566
 Amortization of acquisition
   costs (Note 3)               -      26,146       -     78,439

       Total expenses         24,191  102,127    129,018 308,638

Income (loss) from operations 25,912  (70,963)   273,209(211,848)

 Partnership's share of Joint
   Venture net income (Note 3)  -     115,513    131,925 479,081

Income before gain on sale of
 MBS and loss on dissolution
   of Joint Venture           25,912   44,550    405,134 267,233

 Gain on sale of MBS (Note 4)   -        -        25,930    -

 Loss on dissolution of Joint
   Venture (Note 3)             -        -      (191,452)    -

Net income (loss)           $ 25,912$ 44,550   $ 239,612$267,233


Allocation of net income (loss)
 (Note 5):

   Unitholders (2,060,350
     Units outstanding):
     Income before gain on sale
       of MBS and loss on the
       dissolution of Joint
       Venture              $ 25,651 $ 44,102  $ 401,063$264,548
     Gain on sale of MBS        -        -          25,929    -
     Loss on dissolution of
       Joint Venture            -        -      (189,528)    -
     Net income             $ 25,651 $ 44,102  $ 237,464$264,548







Continued
KRUPP CASH PLUS-V LIMITED PARTNERSHIP

             STATEMENTS OF INCOME (LOSS), Continued

(Unaudited)


                          For the Three Months For the Nine Months
                          Ended September 30,   Ended September 30,
                           1998       1997       1998       1997


 Net income per Unit of
  Depositary Receipt:
  Income before gain on sale
     of MBS and loss on the
     dissolution of Joint
     Venture                $ .02     $ .02    $    .20 $    .13
  Gain on sale of MBS           -         -         .01     -
  Loss on dissolution of
     Joint Venture              -        -         (.09)       -

  Net income                $    .02  $    .02$    .12  $    .13

 Corporate Limited Partner
  (100 Units outstanding):
  Income before gain on sale
     of MBS and loss on the
     dissolution of Joint
     Venture                $      2  $   2    $     20 $     13
  Gain on sale of MBS            -        -           1     -
  Loss on dissolution of
     Joint Venture               -        -         (9)     -
  Net income                $      2  $      2 $    12  $     13

   General Partner:
  Income before gain on sale
     of MBS and loss on the
     dissolution of Joint
     Venture                $    259  $  446   $  4,051 $  2,672
  Gain on sale of MBS           -         -        -        -
  Loss on the dissolution of
     Joint Venture              -         -      (1,915)       -

  Net income                $    259  $  446   $  2,136 $  2,672





The accompanying notes are an integral
             part of the financial statements.
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

                    STATEMENTS OF CASH FLOWS

(Unaudited)

                                              For the Nine Months
                                              Ended September 30,

                                              1998          1997


Operating activities:
  Net income                              $   239,612$   267,233
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization of acquisition costs         -        78,439
       Amortization of MBS discount              -          (529)
       Loss on dissolution of Joint Venture    191,452       -
       Gain on sale of MBS                    (25,930)       -
       Partnership's share of Joint Venture
          net income                         (131,925)   (479,081)
       Distributions from Joint Venture       131,925    479,081
       Changes in assets and liabilities:
          Increase in other assets            (17,542)       (312)
          Decrease in due to affiliates          -       (49,363)
          Increase in accrued expenses and
            other liabilities                 322,905      2,442

             Net cash provided by operating
               activities                     710,497    297,910

Investing activities:
  Distributions from Joint Venture in
     excess of net income                     639,134    798,413
  Distributions received from Joint Venture
     sale of property, net                 14,837,129       -
  Principal collections on MBS                 88,337     46,092
  Proceeds from sale of MBS                   519,556       -

             Net cash provided by investing
                 activities                16,084,156    844,505

Financing activity:
  Distributions                           (13,809,534) (1,557,095)

Net increase (decrease) in cash and cash
  equivalents                                2,985,119   (414,680)

Cash and cash equivalents, beginning of period 569,231  1,524,048

Cash and cash equivalents, end of period  $ 3,554,350$ 1,109,368










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

In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998, its results of operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended
September 30, 1998 and 1997.

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)  Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                      September 30, December 31,
                                          1998          1997

      Cash and money market accounts  $    568,171   $   569,231
      Commercial paper                   2,986,179          -

                                      $  3,554,350  $   569,231

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

As of September 30, 1998, the Partnership recognized a loss of $191,452 on the dissolution of the Joint Venture. The loss represents the remaining investment balance after allocations of net income earned by the Joint Venture, distributions received from the Joint Venture, liabilities transferred from the Joint Venture and closing costs paid by the Partnership.

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

            NOTES TO FINANCIAL STATEMENTS, Continued


(3)   Investment in Joint Venture, Continued

   Condensed financial statements of the Joint Venture are as follows:

                    Spring Valley Partnership
                    Condensed Balance Sheets

                             ASSETS
                                    (Unaudited)
                                    September 30,   December 31,
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


                    Spring Valley Partnership
               Condensed Statements of Operations

(Unaudited)

          For the Three Months             For the Nine Months
             Ended September 30,              Ended September 30,
             1998       1997                  1998       1997

  Revenue   $   -    $1,679,830           $    540,486$ 5,060,456
  Property operating
     expenses   -      (867,383)              (376,779) (2,558,845)

  Depreciation  -      (580,957)                  -     (1,541,528)
  Gain on sale of
     property    -        -                    100,672       -

  Net income$  -     $  231,490           $    264,379$   960,083








                         Continued
              KRUPP CASH PLUS-V LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS, Continued


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

(5)  Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1998 is as follows:

                                                     Unrealized
                                Corporate             Holding
                                 Limited   General    Gains on
                     Unitholders Partner   Partner      MBS       Total
 Balance at
   December 31, 1997  $16,943,976 $ (987) $(122,972)$  46,946  $16,866,963

 Income before gain
   on sale of MBS and
   loss on sale of the
   Joint Venture         401,063     20       4,051        -       405,134

 Unrealized holding
   gains on MBS            -           -       -        (46,946)    (46,946)

 Gain on sale of MBS      25,929       1       -           -        25,930

 Loss on dissolution
   of the Joint Venture (189,528)     (9)   (1,915)        -      (191,452)

 Distributions:
   Operations           (515,088)    (25)    (4,520)       -      (519,633)
   Capital Transaction(13,289,256)  (645)      -          -    (13,289,901)

 Balance at
   September 30, 1998  $ 3,377,096$  (1,645)$(125,356)$      -   $ 3,250,095

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

Continued
KRUPP CASH PLUS-V LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS, Continued


(6)  Related Party Transactions, Continued

   Amounts paid to the General Partner's affiliates were as follows:

                     For the Three Months      For the Nine Months
                     Ended September 30,      Ended September 30,
                     1998         1997        1998       1997

Asset management fees  $ -          $35,894    $ 12,602   $106,566

Expense reimbursements      32,157   29,508      85,886   84,939

Charged to operations     $ 32,157  $65,402    $ 98,488 $191,505

Due to affiliates consisted of expense reimbursements of $2,075 at September 30, 1998.


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

KRUPP CASH PLUS-V LIMITED PARTNERSHIP

Operations

Partnership
The following discussion relates to the
operations of the Partnership for the three and nine months ended September 30, 1998 and 1997. The sale of the Partnership's Joint
Venture property (Spring Valley Marketplace) on January 30, 1998, and the sale of the Partnership's MBS portfolio on April 29, 1998, significantly impacts the comparability of the Partnership's operations between the periods.

Net income for the three and nine months ended
September 30, 1998 as compared to the three and nine months ended September 30, 1997, net of the Joint Venture activity and MBS portfolio, increased as total revenue increased and total expenses decreased.
Interest income on other investments increased due to higher average cash and cash equivalent balances available for investment, as a result of the proceeds received from the sale of the Joint Venture property and MBS portfolio.

Total expenses for the three and nine months ended September 30, 1998 decreased when compared to the same periods in 1997, due primarily to the decline in asset management fees and amortization of acquisition costs due to the sale of the Joint Venture property.

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




DATE: November 10, 1998